Form 10-Q
period 1995-03-31
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 1995-05-12
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

X  Quarterly Report Under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the Quarter Ended March 31, 1995
                      --------------

Commission File Number 33-13008
                       --------


ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
- ----------------------------------------------
(Exact name of registrant)


       Delaware                             75-2197831
- -----------------------        -----------------------------------
(State of Organization)        (I.R.S.Employer Identification No.)





ATA Research, Inc.                              ProFutures, Inc.
5910 N. Central Expressway                      1310 Highway 620
Suite 1520                                      Suite 200
Dallas, Texas  75206                            Austin, Texas  78734
- --------------------------                      --------------------
(Address of principal executive offices)

Registrant's telephone numbers
(214) 891-6200                                  (800) 348-3601
- --------------                                  --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X
No


PART I - FINANCIAL INFORMATION




Item 1.   Financial Statements.



                 STATEMENTS OF FINANCIAL CONDITION
     March 31, 1995 (Unaudited) and December 31, 1994 (Audited)

                                               1995             1994

ASSETS
  Cash and cash equivalents            $ 65,982,660     $ 68,520,482
  Net option premiums paid
        forward contracts                 2,268,958        4,199,010
  Unrealized gain on open
        forward contracts                   636,286          248,843
  Accounts receivable                         5,753                0
                                       ------------     ------------
                                         68,893,657       72,968,335
                                       ------------     ------------
  Equity in broker trading accounts
    Cash                                 25,670,712       19,705,053
    Net option premiums paid                588,382          662,279
    Unrealized gain on open contracts     5,309,237        4,317,622
                                       ------------     ------------
            Deposits with brokers        31,568,331       24,684,954
                                       ------------     ------------
               Total assets            $100,461,988     $ 97,653,289
                                       ============     ============

LIABILITIES
  Accounts payable                     $     31,958     $     26,602
  Administrative charge payable              62,335                0
  Commissions and other trading fees
        on open contracts                   137,284          164,705
  Incentive fees payable                  1,344,748        1,024,388
  Management fees payable                   699,491          501,723
  Redemptions payable                     1,517,742          774,341
                                       ------------     ------------
            Total liabilities             3,793,558        2,491,759
                                       ------------     ------------
PARTNERS' CAPITAL (Net Asset Value)
  General Partners - 574.1020 units
        outstanding at March 31, 1995
        and December 31, 1994             1,076,665        1,079,392
  Limited Partners - 50,971.7590 and
        50,039.9594 units outstanding
        at March 31, 1995 and
        December 31, 1994                95,591,765       94,082,138
                                       ------------     ------------
            Total partners' capital
             (Net Asset Value)           96,668,430       95,161,530
                                       ------------     ------------
                                       $100,461,988     $ 97,653,289
                                       ============     ============

                         See accompanying notes.

                         STATEMENTS OF OPERATIONS
           For the Three Months Ended March 31, 1995 and 1994
                                (Unaudited)

                                              Three Months Ended
                                                  March 31,
                                            1995              1994
INCOME
Trading gains (losses)
  Realized                             $   649,974  	   $(4,290,207)
  Change in unrealized                   1,379,058          (665,325)
                                       -----------       -----------
     Gain (loss) from trading            2,029,032        (4,955,532)

  Interest income                        1,256,279           766,804
                                       -----------       -----------
     Total income (loss)                 3,285,311        (4,188,728)
                                       -----------       -----------
EXPENSES
  Brokerage commissions                    696,273           520,962
  Other trading fees                         4,643             6,598
  Management fees                        1,314,547         1,157,132
  Incentive fees                         1,344,748           237,212
  Operating expenses                       135,899           155,674
                                       -----------       -----------
    Total expenses                       3,496,110         2,077,578
                                       -----------       -----------
        NET (LOSS)                     $  (210,799)      $(6,266,306)
                                       ===========       ===========

NET (LOSS) PER UNIT
  (based on weighted average number of
    units outstanding during the period)    $(4.14)         $(117.84)
                                           =======         =========

(DECREASE) IN NET ASSET
  VALUE PER UNIT                            $(4.75)         $(117.93)
                                           =======         =========

                        See accompanying notes.


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          For the Three Months Ended March 31, 1995 and 1994
                             (Unaudited)
                          General                Limited
                          Partners               Partners                  Total
                     ------------------     --------------------     --------------------
                     Units       Amount     Units         Amount     Units         Amount
Balances at
 December 31, 1994     574   $1,079,392    50,040    $94,082,138    50,614    $95,161,530
Net (loss) for the
 three months ended
 March 31, 1995                  (2,727)                (208,072)                (210,799)
Additions                0            0     3,366      6,233,534     3,366      6,233,534
Administrative charge                 0                  (62,335)                 (62,335)
Redemptions              0            0    (2,434)    (4,453,500)   (2,434)    (4,453,500)
                     -----   ----------    ------    -----------    ------    -----------
Balances at
 March 31, 1995        574   $1,076,665    50,972    $95,591,765    51,546    $96,668,430
                     =====   ==========    ======    ===========    ======    ===========

Balances at
 December 31, 1993     571   $1,078,359    52,573    $99,341,520    53,144   $100,419,879
Net (loss) for the
 three months ended
 March 31, 1994                 (67,281)              (6,199,025)              (6,266,306)
Additions                2        3,500     2,298      4,098,236     2,300      4,101,736
Administrative charge               (35)                 (40,982)                 (41,017)
Redemptions              0            0    (2,342)    (4,137,381)   (2,342)    (4,137,381)
                     -----   ----------    ------    -----------    ------    -----------
Balances at
 March 31, 1994        573   $1,014,543    52,529    $93,062,368    53,102    $94,076,911
                     =====   ==========    ======    ===========    ======    ===========


                               See accompanying notes.

                            NOTES TO FINANCIAL STATEMENTS




Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   General Description of the Partnership

          ATA Research/ProFutures Diversified Fund, L.P. (the Partnership) is a Delaware limited partnership which operates as a commodity investment pool.

     B.   Regulation

          As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Acts of 1933 and 1934. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States government which regulates most aspects of the commodity futures industry, rules of the National Futures Association, an industry self-regulatory organization, and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

     C.   Method of Reporting

          The Partnership's financial statements are presented in accordance with generally accepted accounting principles. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract purchase price and market price) at the date of the statement of financial condition are included in equity in broker trading accounts. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

     D.   Brokerage Commissions

          Brokerage commissions and other trading fees are charged to expense when contracts are opened.

     E.   Income Taxes

          The Partnership prepares calendar year U.S. and state information tax returns and reports to the partners their allocable shares of the Partnership's income, expenses and trading gains or losses.

     F.   Cash and Cash Equivalents

          Cash and cash equivalents includes cash and short-term investments in fixed income securities.

     G.   Syndication Costs

          The Partnership, the General Partners and/or the brokers advance syndication costs for the purpose of funding the offering of Units. In order to reimburse the Partnership, the General Partners and/or the brokers for such syndication costs, each investor in the Partnership pays an administrative charge of 1% of their investment upon entering the Partnership.

     H.   Foreign Currency Transactions

          The Partnership's functional currency is the United States (U.S.) dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.


Note 2.   DEPOSITS WITH BROKERS

     The Partnership deposits funds with brokers subject to Commodity Futures Trading Commission and various exchange regulations on minimum deposits. Margin requirements are satisfied by the deposit of cash with such brokers. The Partnership earns interest income on its assets deposited with the brokers.

     The Commodity Exchange Act requires a broker to segregate all customer's regulated futures transactions from such broker's proprietary funds. A customer's cash and other property deposited with a broker (for example, U.S. Treasury bills) are considered co-mingled with all other funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.


Note 3.   GENERAL PARTNERS

     The General Partners of the Partnership are ATA Research, Inc. and ProFutures, Inc., which conduct and manage the business of the Partnership. The Agreement of Limited Partnership requires the General Partners to contribute to the Partnership an amount in the aggregate equal to the greater of $100,000 or 1% of the aggregate initial capitalization of the Partnership. As of March 31, 1995, the General Partners and their principals have contributed $926,500 to the Partnership.

     The Agreement of Limited Partnership also requires that the General Partners maintain in the aggregate a net worth not less than the sum of (i) the lesser of $250,000 or 15% of the aggregate capital contributions of any limited partnerships for which they act as a General Partner if such contributions are equal to or less than $2,500,000 and (ii) 10% of the aggregate capital contributions of any limited partnerships for which they shall act as a general partner if such contributions exceed $2,500,000. ProFutures, Inc. has callable subscription agreements with Internationale Nederlanden (U.S.) Derivatives Clearing, Inc.
     (ING), formerly Quantum Financial Services, Inc., the Partnership's primary broker, whereby ING agrees to purchase or subscribe, up to $19,000,090, for the number of shares of common stock of ProFutures, Inc. necessary to maintain the general partner net worth requirements.

     A monthly management fee is paid by the Partnership to each General Partner. ATA Research, Inc. receives 1/12 of 1% of month-end Net Asset Value (approximately 1% annually) and ProFutures, Inc. receives 1/4 of 1% of month-end Net Asset Value
     (approximately 3% annually).


Note 4.   COMMODITY TRADING ADVISORS

     The Partnership has trading management contracts with several commodity trading advisors, pursuant to which the Partnership pays selected advisors a quarterly incentive fee ranging from 17.5% to 29% of excess cumulative Trading Profits (as defined in the Prospectus) and an advisory fee ranging from 0% to 2.8% (annually) of Allocated Net Asset Value (as defined in the Prospectus).


Note 5.   OPERATING EXPENSES

     All operating expenses of the Partnership are paid by the Partnership. The General Partners are not reimbursed for indirect expenses incurred in performing services for the Partnership and other items generally falling within the category of overhead.
     The General Partners may be reimbursed for the actual costs of legal, accounting and auditing services used for or by the Partnership, as well as printing and filing fees and extraordinary expenses incurred for or by the Partnership.


Note 6.   SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

     Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partners.

     The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partners. A Limited Partner may request and receive redemption of units owned, subject to restrictions in the Agreement of Limited Partnership.


Note 7.   MARKET AND CREDIT RISK

     The Partnership engages in the speculative trading of futures and option contracts. Purchase and sale of such contracts requires a deposit of money (margin) in a segregated account at the broker. Additional deposits may be necessary for any loss on contract value. The Partnership is able to acquire (or sell) contracts by depositing only a small portion of the total contract value. The ability to control large dollar amounts of contracts with a comparatively small amount of capital (leverage) results in a minor price change causing a major gain or loss on contract value. Theoretically, the Partnership is exposed to a market risk (loss) equal to the value of contracts purchased and unlimited liability on contracts sold short. However, the Partnership intends to close all contracts prior to maturity and not receive or pay the contract value. Open contracts at March 31, 1995 and December 31,1994 are marked-to-market and included in the statement of financial condition and the change in value from the preceding period is reported in the statement of operations.

     As a writer of options, the Partnership received a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

     As of March 31, 1995 and December 31, 1994, the notional amount of contracts to purchase totalled approximately $1,195,400,000 and $684,000,000, respectively, and the notional amount of contracts to sell totalled approximately $888,300,000 and $833,000,000, respectively. These amounts include both financial and non-financial contracts held as part of a diversified trading strategy.

     As a buyer of options, the Partnership paid a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. The Partnership's risk of loss is limited to the premiums paid which amounted to approximately $26,084,358 at March 31, 1995. At March 31, 1995, the notional amount of contracts underlying the options to purchase totalled approximately $239,000,000 and the notional amount of contracts underlying the options to sell totalled approximately $230,300,000.

     A portion of the Partnership's assets are on deposit with a broker and dealer in securities. In the event of a broker and dealer's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Partnership does not require collateral from the broker and dealer.

     The Partnership trades forward contracts in unregulated markets between principals and assumes the risk of loss from counterparty non-performance.

     The General Partners have established procedures to actively monitor and minimize market and credit risk. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.


Note 8.   DERIVATIVE FINANCIAL INSTRUMENTS

     The futures, options and forward contracts traded by the Partnership constitute derivative financial instruments, that is, their value is derived from the underlying commodity, financial instrument or other indicator. The average fair value of derivative financial instruments during the three months ended March 31, 1995 and the fair value as of March 31, 1995 are as follows:

                                            Assets          Liabilities
Average during the three months ended
      March 31, 1995                   $18,500,000        $(12,200,000)

Fair value as of March 31, 1995        $27,600,000        $(18,800,000)

     Net trading income (loss) from derivative financial instruments is reported on the statement of operations as gain (loss) from trading. Such gain (loss) from trading reflects the net gain
     (loss) arising from the Partnership's speculative trading of futures and forward contracts and options thereon.


Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.

     A. LIQUIDITY: The Registrant is very liquid in that it holds its assets in cash or near cash investments.

     B. CAPITAL RESOURCES: The Registrant has filed several Registration Statements with the Securities and Exchange Commission for the sale of Units of Limited Partnership Interest. The latest offering of $38,547,364 of Units became effective July 31, 1994. This offering was extended on January 31, 1995 to continue through April 30, 1995.

          As of March 31, 1995, 51,545.8610 Units are outstanding, including 574.1020 General Partner Units, with an aggregate Net Asset Value of $96,668,430 ($1,875.39 per Unit).

     C. RESULTS OF OPERATIONS: The Registrant commenced commodity trading during August, 1987. For the years ended December
          31, 1992, 1993 and 1994, the Registrant realized net income
          (loss) of $1,646,961, $2,169,428 and $(651,490), respectively.
          For the three months ended March 31, 1995 the Registrant had a net loss of $210,799. There are no unusual or infrequent events which materially affected the Registrant's operations.

          Due to the speculative nature of trading commodity interests, the Registrant's income or loss from operations may vary widely from period to period.

     D. POSSIBLE CHANGES: The General Partners reserve the right to terminate some and/or engage additional commodity trading advisors or change any of the Registrant's clearing arrangements.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          Exhibits previously filed, as enumerated in Post-effective Amendment No. 2, dated June 30, 1994, Prospectus dated July 31, 1994 and Supplement thereto dated January 31, 1995, are incorporated herein by reference.

          Exhibits filed herewith:

          10.3(h)(2) Amendment dated February 28, 1995 to Advisory
                     Contract dated March 11, 1992 between the
                     Registrant and Luck Trading Company (BVI), Inc..
          10.3(x) Advisory Contract between the Registrant and Niederhoffer Investments, Inc.
          10.3(y) Advisory Contract between the Registrant and Rabar Market Research, Inc.
          10.3(z) Advisory Contract between the Registrant and Considine Trading Corp.

          There were no reports filed on Form 8-K.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                  (Registrant)



Date: May 11, 1995     Aladin T. Abughazaleh, President
                       ATA Research Inc., General Partner
                       ATA Research/ProFutures Diversified Fund, L.P.



Date: May 11, 1995     Gary D. Halbert, President
                       ProFutures, Inc., General Partner
                       ATA Research/ProFutures Diversified Fund, L.P.