Form 10-Q
period 1995-06-30
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 1995-08-07
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

       X  Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

                For the Quarter Ended June 30, 1995
                           --------------

                  Commission File Number 33-13008
                              --------


           ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
           ----------------------------------------------
                   (Exact name of registrant)


       Delaware                             75-2197831
-----------------------        -----------------------------------
(State of Organization)        (I.R.S.Employer Identification No.)





ATA Research, Inc.                              ProFutures, Inc.
5910 N. Central Expressway                      1310 Highway 620
Suite 1520                                      Suite 200
Dallas, Texas  75206                            Austin, Texas  78734
--------------------------                      --------------------
             (Address of principal executive offices)

                   Registrant's telephone numbers
(214) 891-6200                                  (800) 348-3601
--------------                                  --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X
                              No


                      PART I - FINANCIAL INFORMATION




Item 1.   Financial Statements.

          In the opinion of management, the financial statements below reflect all adjustments, which were of a normal and recurring nature, required for a fair presentation in accordance with generally accepted accounting principles.



                     STATEMENTS OF FINANCIAL CONDITION
         June 30, 1995 (Unaudited) and December 31, 1994 (Audited)

                                           1995             1994

ASSETS
  Cash and cash equivalents            $ 82,712,055     $ 68,520,482
  Net option premiums paid
    (received) - forward contracts       (3,324,385)       4,199,010
  Unrealized gain on open
    forward contracts                     3,324,382          248,843
                                       ------------     ------------
                                         82,712,052       72,968,335
                                       ------------     ------------
  Equity in broker trading accounts
    Cash                                 20,799,844       19,705,053
    Net option premiums paid                255,854          662,279
    Unrealized gain on open contracts       886,774        4,317,622
                                       ------------     ------------
          Deposits with brokers          21,942,472       24,684,954
                                       ------------     ------------
          Total assets                 $104,654,524     $ 97,653,289
                                       ============     ============

LIABILITIES
  Accounts payable                     $     24,353     $     26,602
  Administrative charge payable               3,271                0
  Commissions and other trading fees
    on open contracts                       109,984          164,705
  Incentive fees payable                    716,688        1,024,388
  Management fees payable                   766,206          501,723
  Redemptions payable                       947,705          774,341
                                       ------------     ------------
          Total liabilities               2,568,207        2,491,759
                                       ------------     ------------
PARTNERS' CAPITAL (Net Asset Value)
  General Partners - 574.1020 units
    outstanding at June 30, 1995
    and December 31, 1994                 1,075,919        1,079,392
  Limited Partners - 53,898.3690 and
    50,039.9594 units outstanding
    at June 30, 1995 and
    December 31, 1994                   101,010,398       94,082,138
                                       ------------     ------------
          Total partners' capital
            (Net Asset Value)           102,086,317       95,161,530
                                       ------------     ------------
                                       $104,654,524     $ 97,653,289
                                       ============     ============

                         See accompanying notes.


                         STATEMENTS OF OPERATIONS
             For the Six Months Ended June 30, 1995 and 1994
                                (Unaudited)

                                              Six Months Ended
                                                   June 30,
                                            1995              1994
INCOME
  Trading gains (losses)
    Realized                            $ 3,657,967      $(1,587,670)
    Change in unrealized                   (355,309)       2,870,661
                                        -----------      -----------
          Gain from trading               3,302,658        1,282,991

  Interest income                         2,699,230        1,680,142
                                        -----------      -----------
          Total income                    6,001,888        2,963,133
                                        -----------      -----------
EXPENSES
  Brokerage commissions                   1,233,191        1,199,514
  Other trading fees                          7,937           13,418
  Management fees                         2,762,462        2,399,420
  Incentive fees                          2,061,435        2,428,207
  Operating expenses                        263,741          271,845
                                        -----------      -----------
         Total expenses                   6,328,766        6,312,404
                                        -----------      -----------
         NET (LOSS)                     $  (326,878)     $(3,349,271)
                                        ===========      ===========

NET (LOSS) PER UNIT
  (based on weighted average number of
  units outstanding during the period)  $     (6.24)     $    (62.99)
                                        ===========      ===========

(DECREASE) IN NET ASSET
  VALUE PER UNIT                        $     (6.05)     $    (63.10)
                                        ===========      ===========

                        See accompanying notes.

                         STATEMENTS OF OPERATIONS
           For the Three Months Ended June 30, 1995 and 1994
                                (Unaudited)

                                              Three Months Ended
                                                    June 30,
                                            1995              1994
INCOME
  Trading gains (losses)
    Realized                            $ 3,007,992      $ 2,702,537
    Change in unrealized                 (1,734,366)       3,535,986
                                        -----------      -----------
          Gain from trading               1,273,626        6,238,523

  Interest income                         1,442,951          913,338
                                        -----------      -----------
          Total income                    2,716,577        7,151,861
                                        -----------      -----------
EXPENSES
  Brokerage commissions                     536,918          678,552
  Other trading fees                          3,294            6,820
  Management fees                         1,447,915        1,242,288
  Incentive fees                            716,687        2,190,995
  Operating expenses                        127,842          116,171
                                        -----------      -----------
         Total expenses                   2,832,656        4,234,826
                                        -----------      -----------
         NET INCOME (LOSS)              $  (116,079)     $ 2,917,035
                                        ===========      ===========

NET INCOME (LOSS) PER UNIT
  (based on weighted average number of
  units outstanding during the period)  $     (2.16)     $     54.88
                                        ===========      ===========

INCREASE (DECREASE) IN NET ASSET
  VALUE PER UNIT                        $     (1.30)     $     54.83
                                        ===========      ===========

                        See accompanying notes.


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            For the Six Months Ended June 30, 1995 and 1994
                             (Unaudited)
                         General               Limited
                        Partners               Partners                  Total
                    -----------------    ---------------------    --------------------
                    Units  Amount        Units    Amount          Units   Amount
Balances at
 December 31, 1994   574   $1,079,392    50,040   $ 94,082,138    50,614  $ 95,161,530
Net (loss) for the
 six months ended
 June 30, 1995                 (3,473)                (323,405)               (326,878)
Additions              0            0     7,549     14,222,901     7,549    14,222,901
Administrative charge               0                 (142,229)               (142,229)
Redemptions            0            0    (3,691)    (6,829,007)   (3,691)   (6,829,007)
                     ---   ----------    ------   ------------    ------   -----------
Balances at
 June 30, 1995       574   $1,075,919    53,898   $101,010,398    54,472  $102,086,317
                     ===   ==========    ======   ============    ======  ============

Balances at
 December 31, 1993   571   $1,078,359    52,573   $ 99,341,520    53,144  $100,419,879
Net (loss) for the
 six months ended
 June 30, 1994                (35,719)              (3,313,552)             (3,349,271)
Additions              3        6,000     3,588      6,368,615     3,591     6,374,615
Administrative charge             (60)                 (63,686)                (63,746)
Redemptions            0            0    (4,228)    (7,479,283)   (4,228)   (7,479,283)
                     ---   ----------    ------    -----------    ------  ------------
Balances at
 June 30, 1994       574   $1,048,580    51,933   $ 94,853,614    52,507  $ 95,902,194
                     ===   ==========    ======    ===========    ======  ============


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


Note 3.   GENERAL PARTNERS

     The General Partners of the Partnership are ATA Research, Inc. and ProFutures, Inc., which conduct and manage the business of the Partnership. The Agreement of Limited Partnership requires the General Partners to contribute to the Partnership an amount in the aggregate equal to the greater of $100,000 or 1% of the aggregate initial capitalization of the Partnership. As of June 30, 1995, the General Partners and their principals have contributed $926,500 to the Partnership.

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

     A monthly management fee is paid by the Partnership to each General Partner. ATA Research, Inc. receives 1/12 of 1% of month-end Net Asset Value (approximately 1% annually) and ProFutures,
     Inc. receives 1/4 of 1% of month-end Net Asset Value (approximately 3% annually). For the six months ended June 30, 1995 and 1994, ATA Research, Inc. earned a management fee amounting to $489,583 and $471,837, respectively, and ProFutures, Inc. earned a management fee amounting to $1,474,645 and $1,421,195, respectively.


Note 4.   COMMODITY TRADING ADVISORS

     The Partnership has trading management contracts with several commodity trading advisors, pursuant to which the Partnership pays selected advisors a quarterly incentive fee ranging from 17.5% to 29% of excess cumulative Trading Profits (as defined in the Prospectus) and a management fee ranging from 0% to 2.8% (annually) of Allocated Net Asset Value (as defined in the Prospectus).


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


Note 7.   MARKET AND CREDIT RISK

     The Partnership engages in the speculative trading of futures and option contracts. Purchase and sale of such contracts requires a deposit of money (margin) in a segregated account at the broker. Additional deposits may be necessary for any loss on contract value. The Partnership is able to acquire (or sell) contracts by depositing only a small portion of the total contract value. The ability to control large dollar amounts of contracts with a comparatively small amount of capital (leverage) results in a minor price change causing a major gain or loss on contract value. Theoretically, the Partnership is exposed to a market risk (loss) equal to the value of contracts purchased and unlimited liability on contracts sold short. However, the Partnership intends to close all contracts prior to maturity and not receive or pay the contract value. Open contracts at June 30, 1995 and December 31, 1994 are marked-to-market and included in the statement of financial condition and the change in value from the preceding period is reported in the statement of operations.

     As a writer of options, the Partnership received a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

     As of June 30, 1995 and December 31, 1994, the notional amount of contracts to purchase totalled approximately $757,121,000 and $684,000,000, respectively, and the notional amount of contracts to sell totalled approximately $1,097,722,000 and $833,000,000, respectively. These amounts include both financial and non-financial contracts held as part of a diversified trading strategy.

     As a buyer of options, the Partnership paid a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. The Partnership's risk of loss is limited to the premiums paid which amounted to approximately $31,519,600 at June 30, 1995. At June 30, 1995,
     the notional amount of contracts underlying the options to purchase totalled approximately $755,162,000 and the notional amount of contracts underlying the options to sell totalled approximately $338,466,000.

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


Note 8.   DERIVATIVE FINANCIAL INSTRUMENTS

     The futures, options and forward contracts traded by the Partnership constitute derivative financial instruments, that is, their value is derived from the underlying commodity, financial instrument or other indicator. The average fair value of derivative financial instruments during the six months ended
     June 30, 1995 and the fair value as of June 30, 1995 are as follows:

                                                Assets      Liabilities
     Average during the six months ended
       June 30, 1995                         $19,099,000   $(13,341,000)

     Fair value as of June 30, 1995          $14,864,000   $(13,721,000)

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

     B. CAPITAL RESOURCES: The Registrant has filed several Registration Statements with the Securities and Exchange Commission for the sale of Units of Limited Partnership Interest. The latest offering of $38,547,364 of Units expired on April 30, 1995.

          As of June 30, 1995, 54,472.4710 Units are outstanding, including 574.1020 General Partner Units, with an aggregate Net Asset Value of $102,086,317 ($1,874.09 per Unit).

     C. RESULTS OF OPERATIONS: The Registrant commenced commodity trading during August, 1987. For the years ended December
          31, 1992, 1993 and 1994, the Registrant realized net income
          (loss) of $1,646,961, $2,169,428 and $(651,490), respectively.
          For the six months ended June 30, 1995 the Registrant had a net loss of $326,878 and a net loss of $116,079 for the three months ended June 30, 1995. There are no unusual or infrequent events which materially affected the Registrant's operations.

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          Post-Effective Amendment No. 3 to Registration Statement No. 33-53324 filed to deregister $20,721,920 of Units of Limited Partnership Interest which remained unsold upon expiration of this offering is incorporated herein by reference.

          Exhibits filed herewith:

          None

          There were no reports filed on Form 8-K.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                  (Registrant)



Date: August 7, 1995     Aladin T. Abughazaleh, President
                         ATA Research Inc., General Partner
                         ATA Research/ProFutures Diversified Fund, L.P.



Date: August 7, 1995     Gary D. Halbert, President
                         ProFutures, Inc., General Partner
                         ATA Research/ProFutures Diversified Fund, L.P.