Form 10-Q
period 1995-09-30
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 1995-11-13
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

        X  Quarterly Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

              For the Quarter Ended September 30, 1995
                           --------------

                  Commission File Number 33-13008
                              --------


           ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
           ----------------------------------------------
                   (Exact name of registrant)


       Delaware                             75-2197831
-----------------------        ------------------------------------
(State of Organization)        (I.R.S. Employer Identification No.)





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



                     STATEMENTS OF FINANCIAL CONDITION
       September 30, 1995 (Unaudited) and December 31, 1994 (Audited)

                                           1995             1994

ASSETS
  Cash and cash equivalents            $ 71,533,546     $ 68,520,482
  Net option premiums paid
    - forward contracts                           0        4,199,010
  Unrealized gain on open
    forward contracts                             0          248,843
                                       ------------     ------------
                                         71,533,546       72,968,335
                                       ------------     ------------
  Equity in broker trading accounts
    Cash                                 17,168,346       19,705,053
    Net option premiums paid (received)  (1,357,165)         662,279
    Unrealized gain on open contracts     3,529,338        4,317,622
                                       ------------     ------------
          Deposits with brokers          19,340,519       24,684,954
                                       ------------     ------------
          Total assets                 $ 90,874,065     $ 97,653,289
                                       ============     ============

LIABILITIES
  Accounts payable                     $     24,246     $     26,602
  Administrative charge payable               3,271                0
  Commissions and other trading fees
    on open contracts                       168,355          164,705
  Incentive fees payable                    484,982        1,024,388
  Management fees payable                   539,282          501,723
  Redemptions payable                     1,310,259          774,341
                                       ------------     ------------
          Total liabilities               2,530,395        2,491,759
                                       ------------     ------------
PARTNERS' CAPITAL (Net Asset Value)
  General Partners - 574.1020 units
    outstanding at September 30, 1995
    and December 31, 1994                   980,457        1,079,392
  Limited Partners - 51,155.2488 and
    50,039.9594 units outstanding
    at September 30, 1995 and
    December 31, 1994                    87,363,213       94,082,138
                                       ------------     ------------
          Total partners' capital
            (Net Asset Value)            88,343,670       95,161,530
                                       ------------     ------------
                                       $ 90,874,065     $ 97,653,289
                                       ============     ============

                         See accompanying notes.


                         STATEMENTS OF OPERATIONS
           For the Nine Months Ended September 30, 1995 and 1994
                                (Unaudited)

                                               Nine Months Ended
                                                 September 30,
                                            1995              1994
INCOME
  Trading gains (losses)
    Realized                            $(3,559,809)     $ 1,585,104
    Change in unrealized                 (1,037,128)       1,875,748
                                        -----------      -----------
          Gain (loss) from trading       (4,596,937)       3,460,852

  Interest income                         4,104,086        2,758,817
                                        -----------      -----------
          Total income (loss)              (492,851)       6,219,669
                                        -----------      -----------
EXPENSES
  Brokerage commissions                   1,857,693        1,952,055
  Other trading fees                         12,543           19,076
  Management fees                         3,950,237        3,695,403
  Incentive fees                          2,548,523        2,870,920
  Operating expenses                        383,384          390,118
                                        -----------      -----------
         Total expenses                   8,752,380        8,927,572
                                        -----------      -----------
         NET (LOSS)                     $(9,245,231)     $(2,707,903)
                                        ===========      ===========

NET (LOSS) PER UNIT
  (based on weighted average number of
  units outstanding during the period)  $   (175.26)     $    (51.23)
                                        ===========      ===========

(DECREASE) IN NET ASSET
  VALUE PER UNIT                        $   (172.33)     $    (49.99)
                                        ===========      ===========

                          See accompanying notes.

                         STATEMENTS OF OPERATIONS
          For the Three Months Ended September 30, 1995 and 1994
                               (Unaudited)

                                              Three Months Ended
                                                 September 30,
                                            1995              1994
INCOME
  Trading gains (losses)
    Realized                            $(7,217,776)     $ 3,172,774
    Change in unrealized                   (681,819)        (994,913)
                                        -----------      -----------
          Gain (loss) from trading       (7,899,595)       2,177,861

  Interest income                         1,404,856        1,078,675
                                        -----------      -----------
          Total income (loss)            (6,494,739)       3,256,536
                                        -----------      -----------
EXPENSES
  Brokerage commissions                     624,502          752,541
  Other trading fees                          4,606            5,658
  Management fees                         1,187,775        1,295,983
  Incentive fees                            487,088          442,713
  Operating expenses                        119,643          118,273
                                        -----------      -----------
         Total expenses                   2,423,614        2,615,168
                                        -----------      -----------
         NET INCOME (LOSS)              $(8,918,353)     $   641,368
                                        ===========      ===========

NET INCOME (LOSS) PER UNIT
  (based on weighted average number of
  units outstanding during the period)  $   (167.00)     $     12.28
                                        ===========      ===========

INCREASE (DECREASE) IN NET ASSET
  VALUE PER UNIT                        $   (166.28)     $     13.11
                                        ===========      ===========

                        See accompanying notes.


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Nine Months Ended September 30, 1995 and 1994
                             (Unaudited)
                         General               Limited
                        Partners               Partners                  Total
                    -----------------    ---------------------    --------------------
                    Units  Amount        Units    Amount          Units   Amount
Balances at
 December 31, 1994   574   $1,079,392    50,040   $ 94,082,138    50,614  $ 95,161,530
Net (loss) for the
 nine months ended
 September 30, 1995           (98,935)              (9,146,296)             (9,245,231)
Additions              0            0     7,549     14,222,901     7,549    14,222,901
Administrative charge               0                 (142,229)               (142,229)
Redemptions            0            0    (6,434)   (11,653,301)   (6,434)  (11,653,301)
                     ---   ----------    ------   ------------    -------  -----------
Balances at
 September 30, 1995  574   $  980,457    51,155   $ 87,363,213    51,729  $ 88,343,670
                     ===   ==========    ======   ============    ======  ============

Balances at
 December 31, 1993   571   $1,078,359    52,573   $ 99,341,520    53,144  $100,419,879
Net (loss) for the
 nine months ended
 September 30, 1994           (28,192)              (2,679,711)             (2,707,903)
Additions              3        6,000     4,428      7,885,427     4,431     7,891,427
Administrative charge             (60)                 (78,853)                (78,913)
Redemptions            0            0    (6,175)   (10,970,884)   (6,175)  (10,970,884)
                     ---   ----------    ------    -----------    ------  ------------
Balances at
 September 30, 1994  574   $1,056,107    50,826   $ 93,497,499    51,400  $ 94,553,606
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


Note 3.   GENERAL PARTNERS

     The General Partners of the Partnership are ATA Research, Inc. and ProFutures, Inc., which conduct and manage the business of the Partnership. The Agreement of Limited Partnership requires the General Partners to contribute to the Partnership an amount in the aggregate equal to the greater of $100,000 or 1% of the aggregate initial capitalization of the Partnership. As of September 30, 1995, the General Partners and their principals have contributed
     $926,500 to the Partnership.

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

     A monthly management fee is paid by the Partnership to each General Partner. ATA Research, Inc. receives 1/12 of 1% of month-end Net Asset Value (approximately 1% annually) and ProFutures,
     Inc. receives 1/4 of 1% of month-end Net Asset Value (approximately 3% annually). For the nine months ended September 30, 1995 and 1994, ATA Research, Inc. earned a management fee amounting to $234,299 and $235,292, respectively, and ProFutures, Inc. earned a management fee amounting to $705,719 and $708,710, respectively.


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


Note 7.   MARKET AND CREDIT RISK

     The Partnership engages in the speculative trading of futures and option contracts. Purchase and sale of such contracts requires a deposit of money (margin) in a segregated account at the broker. Additional deposits may be necessary for any loss on contract value. The Partnership is able to acquire (or sell) contracts by depositing only a small portion of the total contract value. The ability to control large dollar amounts of contracts with a comparatively small amount of capital (leverage) results in a minor price change causing a major gain or loss on contract value. Theoretically, the Partnership is exposed to a market risk (loss) equal to the value of contracts purchased and unlimited liability on contracts sold short. However, the Partnership intends to close all contracts prior to maturity and not receive or pay the contract value. Open contracts at September 30, 1995 and December 31, 1994 are marked-to-market and included in the statement of financial condition and the change in value from the preceding period is reported in the statement of operations.

     As a writer of options, the Partnership received a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

     As of September 30, 1995 and December 31, 1994, the notional amount of contracts to purchase totalled approximately $864,667,000 and $684,000,000, respectively, and the notional amount of contracts to sell totalled approximately $286,504,000 and $833,000,000, respectively. These amounts include both financial and non-financial contracts held as part of a diversified trading strategy.

     As a buyer of options, the Partnership paid a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. The Partnership's risk of loss is limited to the premiums paid which amounted to approximately $602,000 at September 30, 1995. At September 30, 1995, the notional amount of contracts underlying the options to purchase totalled approximately $34,825,600 and the notional amount of contracts underlying the options to sell totalled approximately $19,706,000.

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


Note 8.   DERIVATIVE FINANCIAL INSTRUMENTS

     The futures, options and forward contracts traded by the Partnership constitute derivative financial instruments, that is, their value is derived from the underlying commodity, financial instrument or other indicator. The average fair value of derivative financial instruments during the nine months ended September 30, 1995 and the fair value as of September 30, 1995 are as follows:

                                                Assets      Liabilities
     Average during the nine months ended
       September 30, 1995                    $14,913,993   $(10,706,327)

     Fair value as of September 30, 1995     $ 8,207,569   $ (6,035,396)

     Net trading income (loss) from derivative financial instruments is reflected in the statement of operations and equals gain (loss) from trading less brokerage commissions and other trading fees. Such net gain (loss) from trading arises from the Partnership's speculative trading of futures and forward contracts and options thereon.


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

          As of September 30, 1995, 51,729.3508 Units are outstanding, including 574.1020 General Partner Units, with an aggregate Net Asset Value of $88,343,760 ($1,707.81 per Unit).

     C. RESULTS OF OPERATIONS: The Registrant commenced commodity trading during August 1987. For the years ended December 31, 1992, 1993 and 1994, the Registrant realized net income
          (loss) of $1,646,961, $2,169,428 and $(651,490), respectively.
          For the nine months ended September 30, 1995 the Registrant had a net loss of $9,245,231 and a net loss of $8,918,353 for the three months ended September 30, 1995. There are no unusual or infrequent events which materially affected the Registrant's operations.

          Due to the speculative nature of trading futures and forward contracts and options thereon, the Registrant's income or loss from operations may vary widely from period to period.

     D. POSSIBLE CHANGES: The General Partners reserve the right to terminate some and/or engage additional commodity trading advisors or change any of the Registrant's brokerage arrangements.


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



                  ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                  (Registrant)



Date:  November 10, 1995   Aladin T. Abughazaleh, President
                           ATA Research Inc., General Partner
                           ATA Research/ProFutures Diversified Fund, L.P.



Date:  November 10, 1995   Gary D. Halbert, President
                           ProFutures, Inc., General Partner
                           ATA Research/ProFutures Diversified Fund, L.P.