Form 10-K
period 1995-12-31
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 1996-03-29
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

              For the fiscal year ended December 31, 1995
                            -----------------

                    Commission File number 0-16898
                                 -------


                ATA Research/ProFutures Diversified Fund, L.P.
                ----------------------------------------------
              (Exact name of registrant as specified in charter)

     Delaware                                      75-2197831
-----------------------               ------------------------------------
 State of organization)              (I.R.S. Employer Identification No.)



ATA Research, Inc.                              ProFutures, Inc.
5910 N. Central Expressway                      1310 Highway 620
Suite 1520                                      Suite 200
Dallas, Texas  75206                            Austin, Texas  78734
--------------------------                      --------------------
               (Address of principal executive offices)

                     Registrant's telephone numbers

(214) 891-6200                                       (800) 348-3601
--------------                                       --------------

Securities registered pursuant to Section 12(b) of the Act

   Title of each class.      Name of each exchange on which registered.
   --------------------      ------------------------------------------

      Securities registered pursuant to Section 12(g) of the Act

                 Units of Limited Partnership Interest
                 -------------------------------------
                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X
                                  No

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

                              Not Applicable



                    DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the Registrant's Prospectus dated August 30, 1993,
          Pre effective Amendment No. 1 dated August 16, 1993 to
                Registration Statement dated July 2, 1993
                  and Supplement dated December 3, 1993,
                   Post-Effective Amendment No. 2 dated
             June 30, 1994, Prospectus dated July 31, 1994 and
                    Supplement dated January 31, 1995
            Post-Effective Amendment No. 3 dated June 23, 1995
                     are incorporated by reference in
          Part I, Part II, Part III and Part IV of this Form 10-K


                                  PART I


Item 1.  Business.

General
-------

  ATA Research/ProFutures Diversified Fund, L.P. (the "Registrant") is a limited partnership organized on March 10, 1987, under the laws of the State of Delaware. The business of the Registrant is the speculative trading of futures contracts on U.S. and non-U.S. exchanges and option contracts, forward contracts on foreign currencies and other commodity interests. The Registrant commenced its business operation in August, 1987.

  The Registrant maintains offices at those of its respective co-General Partners. Specifically, the office of ProFutures, Inc. and an office of the Registrant is located at 1310 Highway 620, Suite 200, Austin, Texas 78734; the telephone number is (800) 348-3601. The office of ATA Research, Inc. and the other office of the Registrant is located at 5910 N. Central Expwy, Suite 1520, Dallas, Texas 75206; the telephone number is
  (214) 891-6200.

Trading Activity
----------------

  ATA Research, Inc. and ProFutures, Inc. are the General Partners of the Registrant. The General Partners administer the business and affairs of the Registrant (exclusive of its trading operations). Trading decisions are made by independent Commodity Trading Advisors chosen by the General Partners. At December 31, 1995 there are eleven Commodity Trading
  Advisors: Fundamental Futures, Inc.; Wizard Trading, Inc.; Willowbridge Associates, Inc.; Atlas Capital Management, Inc.; Peter Bruno; Rabar Market Research, Inc.; Traval Currency Management Limited; Prospective Commodities, Inc.; Sheridan Investments, Inc.; Bensen Capital Management, Inc.; MicroQuant Capital Management Corp., (collectively, the "Advisors"). All advisory fees are paid by the Registrant. Advisors may be changed from time to time by the General Partners.

  ATA Research, Inc. is a Texas corporation whose sole Director and stockholder is Aladin T. Abughazaleh. Organized in 1985 to perform research and consulting services associated with monitoring performance of commodity trading advisors, ATA Research, Inc. now monitors, for its own use and that of its clients, performance data for more than 100 trading advisors. ATA Research, Inc. also acts as General Partner of the Registrant and one other commodity pool and as Trading Manager of other commodity pools. ATA Research, Inc. is registered with the Commodity Futures Trading Commission
  (CFTC) as a Commodity Pool Operator and Commodity Trading Advisor; it is also a member of the National Futures Association (NFA).

  ProFutures, Inc., a Texas corporation, is a guaranteed Introducing Broker of Internationale Nederlanden (U.S.) Derivatives Clearing, Inc. (ING), formerly Quantum Financial Services, Inc. It is also registered with the CFTC as a Commodity Trading Advisor and Commodity Pool Operator and is a member of the NFA. Gary D. Halbert is the Chairman and President and principal stockholder of ProFutures, Inc., which was incorporated and began operation in December, 1984, and specializes in speculative managed futures accounts.

  The objective of the Registrant is to achieve appreciation of its assets through speculative trading in futures and option contracts, forward contracts on foreign currencies and other commodity interests. It ordinarily maintains open positions for a relatively short period of time. The Registrant's ability to make a profit depends largely on the success of the Advisors in identifying market trends and price movements and buying or selling accordingly.

  The Registrant's Trading Policies are set forth on Page 133 of Registrant's Prospectus dated August 30, 1993, which is incorporated herein by reference.

  Material changes in the Trading Policies described in the Prospectus must be approved by a vote of a majority of the outstanding Units of Limited Partnership Interest. A change in contracts traded, however, will not be deemed to be a material change in the Trading Policies.

Trading Methods and Advisors
----------------------------

  Futures traders basically rely on either or both of two types of analysis for their trading decisions, "technical" or "fundamental". Technical analysis uses the theory that a study of the markets will provide a means of anticipating price changes. Technical analysis generally will include a study of actual daily, weekly and monthly price fluctuations, volume variations and changes in open interest, utilizing charts and/or computers for analysis of these items. Fundamental analysis, on the other hand, relies on a study and evaluation of external factors which affect the price of a futures contract in order to predict prices. These include political and economic events, weather, supply and demand and changes in interest rates.

  The respective Advisors' trading strategies attempt to detect trends in price movements for the commodities monitored by them. They normally seek to establish positions and maintain such positions while the particular market moves in favor of the position and to exit the particular market and/or establish reverse positions when the favorable trend either reverses or does not materialize. These trading strategies are not normally successful if a particular market is moving in an erratic and non-trending manner.

  Because of the nature of the commodities markets, prices frequently appear to be trending when a particular market is, in fact, without a trend. In addition, the trading strategies may identify a particular market as trending favorably to a position even though actual market performance thereafter is the reverse of the trend identified.

  None of the Advisors or their respective principals own any Units of the Fund. The Fund's Advisors are independent Commodity Trading Advisors and are not affiliated with the General Partners; however, all are also
   Advisors to other commodity pools with which the General Partners are currently associated. Each Advisor (except TCM) is registered with the CFTC and is a member in such capacity with the NFA. Because of their confidential nature, proprietary trading records of the Advisors and their respective principals are not available for inspection by the Limited Partners of the Fund.

The current Advisors are the following:

  Fundamental Futures, Inc. ("FFI")

  FFI is an Oregon corporation organized in April 1984 whose principal office is located at 9669 Jourdan Way, Dallas, Texas 75230. FFI has established a branch office located at 8950 Northwest 62nd Street, Johnston, Iowa 50131. The books and records for FFI are kept at the principal office in Dallas. Steve DeCook has been the President and a principal shareholder of FFI since its inception. Malinda Goldsmith has been the Vice President/ Secretary and a principal shareholder of FFI since its inception.

  Sheridan Investments, Inc. ("SII")

  SII is an Illinois Corporation. Its offices are located at 190 South LaSalle Street, Suite 2790, Chicago, Illinois 60603, Donald M. Newell is President.

  Rabar Market Research, Inc. ("RMR")

  RMR's offices are located at 10 Bank Street, Suite 830, White Plains, New York 10606-1933, Paul Rabar is President.

  Wizard Trading, Inc. ("WTI")

  WTI is an Indiana corporation, the mailing address for which is 201 North Illinois, Suite 2100, Indianapolis, Indiana 46204. Jack Schwager and Louis Lukac are equal shareholders of WTI.

  Traval Currency Management Limited ("TCM")

  TCM's offices are located at 4 Elvetham Close, Fleet, Hampshire GU13, 8QU (UK); its President is Paul Barrett.

  Willowbridge Associates Inc. ("WAI")

  WAI is a Delaware corporation organized on January 29, 1988. WAI's main business address is 315 Enterprise Drive, Suite 102, Plainsboro, New Jersey 08536. Philip L. Yang is the sole shareholder, Director and President; Michael Y. Gan the Executive Vice President and Theresa C. Morris the Vice President.

  Atlas Capital Management, Inc. ("ACM")

  ACM is a New Jersey corporation. Its offices are located at 17 Canoe Brook Drive, Princeton, New Jersey 08550. Michael Tepper is the President.

  Peter Bruno ("BRU")

  Mr. Bruno's offices are located at 1248 14th Street, Santa Monica, California 90404.

  Prospective Commodities, Inc. ("PCI")

  PCI's offices are located at 101 First Street, Los Altos, California 94022; David W. Cook is the President.

  Bensen Capital Management, Inc. ("BCM")

  BCM is a Delaware corporation. Its offices are located at 34 Barnes Road West, Stamford, Connecticut 06902; L. Christopher Bensen is President.

  MicroQuant Capital Management Corp. ("MCM")

  MCM's offices are located at 93 Richards Avenue, Suite 705, Norwalk, Connecticut 06854. Mr. Dan Hajela is the Managing Director.

Fees, Compensation and Expenses
-------------------------------

  The General Partners receive monthly management fees paid by the Registrant. ATA Research, Inc. receives 1/12 of 1% of month-end Net Asset Value (approximately 1% annually). ProFutures, Inc. receives 1/4 of 1% of month-end Net Asset Value (approximately 3% annually).

  Six of the eleven Trading Advisors receive monthly management fees ranging from .0167 to .1667 of 1% (approximately .2% to 2% annually) of month-end Allocated Net Asset Value (paid quarterly). Each of the eleven Advisors receives a quarterly incentive fee ranging from 20% to 27.5% of Trading Profits (as defined). The quarterly incentive fees are payable only on cumulative profits achieved by each Advisor. For example, if one of the Advisors to the Registrant experiences a loss after an incentive fee payment is made, that Advisor retains such payments but receives no further incentive fees until such Advisor has recovered the loss and then generated subsequent Trading Profits since the last incentive fee was paid such Advisor. An incentive fee may be paid to one Advisor but the Registrant may experience no change or a decline in its Net Asset Value because of the performance of another Advisor. The General Partners may allocate or reallocate the registrant's assets at any time among the current Advisors or any others that may be selected. Upon termination of an Advisor's contract, the Registrant may employ other advisory services whose compensation may be calculated without regard to the losses which may be incurred by the present Advisors. Similarly, the Registrant may renew its relationship with each Advisor on the same or different terms.

  Notional Funding Note: As of December 31, 1995, the Fund has allocated notional funds to Advisors equal to approximately 6.4% of the Fund's cash and/or other margin - qualified assets. Of course, this percentage may be higher or lower over any given 12 month period. The management fees paid to an Advisor, if any, are a percentage of the nominal account size of the account if an account had been notionally funded. The nominal account size is equal to a specific amount of funds initially allocated to an Advisor which increases by profits and decreases by losses in the account, but not by additions to or withdrawals of actual funds from the account. Some, but not all, Advisors are expected to be allocated notional funds, and not all of the Advisors allocated notional funds are expected to be paid management fees. Further, the amount of cash and/or other margin-qualified assets in an account managed by an Advisor will vary greatly at various times in the course of the Fund's business, depending on the General Partners general allocation strategy and pertinent margin requirements for the trading strategies undertaken by an Advisor.

  The Registrant is obligated to pay its periodic operating expenses, consisting substantially of preparation of the limited partners' tax return information, filing and recording charges, legal, printing, accounting and auditing fees plus non-recurring expenses. Those periodic recurring expenses are estimated at approximately 1% of the Registrant's average annual Net Asset Value. Non-recurring expenses, not included within these estimates, include expenses associated with significant litigation including, but not limited to, class action suits, suits involving the indemnification provisions of the Agreement of the Limited Partnership or any other agreement to which the Registrant is a party; by their nature, the dollar amount of non-recurring expenses cannot be estimated.

  Additional descriptions and definitions are set forth in "Fees, Compensation and Expenses" on Pages 38-42 of Registrant's Prospectus dated August 30, 1993, which is incorporated herein by reference.

Brokerage Arrangements
----------------------

  Registrant's brokerage arrangements with ING and The First National Bank of Chicago are set forth in "Brokerage Arrangements" on Pages 134-135 of Registrant's Prospectus dated August 30, 1993, which is incorporated herein by reference.

Regulation
----------

  The U.S. futures markets are regulated under the Commodity Exchange Act
  (CEA), which is administered by the Commodity Futures Trading Commission
  (CFTC), a federal agency created in 1974. The CFTC licenses and regulates commodity exchanges, commodity brokerage firms (referred to in the industry as "Futures Commission Merchants"), Commodity Pool Operators, Commodity Trading Advisors and others. The General Partners are registered by the CFTC as Commodity Pool Operators and each Advisor (except TCM, as a trader of forward currency and option contracts only, it is not required to be registered) registered as a Commodity Trading Advisor.

  Futures professionals such as the General Partners and the Advisors are also regulated by the National Futures Association (NFA), a self-regulatory organization for the futures industry that supervises the dealings between futures professionals and their customers. If the pertinent CFTC registrations or NFA memberships were to lapse, be suspended or be revoked, the General Partners would be unable to act as the Registrant's Commodity Pool Operators, and the respective Advisors as Commodity Trading Advisors, to the Registrant.

  The CFTC has adopted disclosure, reporting and recordkeeping requirements for Commodity Pool Operators (such as the General Partners) and disclosure and recordkeeping requirements for Commodity Trading Advisors. The reporting rules require pool operators to furnish to the participants in their pools a monthly statement of account, showing the pool's income or loss and change in Net Asset Value and an annual financial report, audited by an independent certified public accountant.

  The CFTC and the exchanges have pervasive powers over the futures markets, including the emergency power to suspend trading and order trading for liquidation only (i.e., traders may liquidate existing positions but not establish new positions). The exercise of such powers could adversely affect the Fund's trading.

Competition
-----------

  The Registrant may experience increased competition for the same futures or option contracts. The Advisors may recommend similar or identical trades to other accounts which they may manage; thus, the Registrant may be in competition with such accounts for the same or similar positions. Such competition may also increase due to the widespread utilization of computerized trend-based trading methods similar to the methods used by some of the Advisors. This Fund may also compete with other funds organized by the General Partners.

Item 2.  Properties.

  The Registrant does not own or lease any real property. The General Partners currently provide all necessary office space at no additional charge to the Registrant.

Item 3.  Legal Proceedings.

  The Registrant is not aware of any material pending legal proceedings to which it is a party or to which any of its assets are subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

  During the fiscal year ended December 31, 1995, no matters were submitted to a vote of the holders of Units of Limited Partnership Interest ("Units") through the solicitation of proxies or otherwise.


                                 PART II


Item 5. Market for the Registrant's Securities and Related Security Holder Matters.

  The Partnership has filed a registration statement with the Securities and Exchange Commission for the sale of up to $38,547,364 in Units of Limited Partnership Interest. Such registration statement became effective as of July 31, 1994. This offering was extended on January 31, 1995 and continued through April 30, 1995. On June 23, 1995, Post-Effective Amendment No. 3 was filed to deregister $20,721,920 of Units of Limited Partnership Interest. As of December 31, 1995, a total of 49,196 Units are outstanding and held by 3,354 Unit holders, including 574 Units of General Partnership interest. During the calendar year 1995 a total of 8,967 Units were redeemed.

  The General Partners have sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. The General Partners made no distributions as of December 31, 1995, or as of the date hereof. A Limited Partner may request and receive redemption of units subject to restrictions in the limited partnership agreement.

Item 6.  Selected Financial Data.

  Following is a summary of certain financial information for the Registrant for the calendar years 1995, 1994, 1993, 1992, 1991, 1990 and 1989.

                                                      1995
                                                      ----

Realized Gains                                   $  4,375,196
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                    1,566,823
Interest Income                                     5,379,779
Management Fees                                     5,047,834
Incentive Fees                                      3,372,496
Net Income (loss)                                      (6,415)
General Partner Capital                             1,087,286
Limited Partner Capital                            92,084,180
Partnership Capital                                93,171,466
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     1,893.89
Net Income (loss)per Unit*                               (.12)


                                                      1994
                                                      ----

Realized Gains                                   $  9,310,267
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                   (1,807,923)
Interest Income                                     3,955,212
Management Fees                                     5,046,028
Incentive Fees                                      3,895,306
Net Income (loss)                                    (651,490)
General Partner Capital                             1,079,392
Limited Partner Capital                            94,082,138
Partnership Capital                                95,161,530
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     1,880.14
Net Income (loss)per Unit*                             (12.47)


                                                      1993
                                                      ----

Realized Gains                                   $  2,939,834
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                    4,964,156
Interest Income                                     2,520,939
Management Fees                                     4,058,814
Incentive Fees                                      2,217,831
Net Income (loss)                                   2,169,428
General Partner Capital                             1,078,359
Limited Partner Capital                            99,341,520
Partnership Capital                               100,419,879
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     1,889.57
Net Income (loss)per Unit*                              50.65


                                                      1992
                                                      ----

Realized Gains                                   $  4,100,947
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                      (99,004)
Interest Income                                     1,419,378
Management Fees                                     1,977,799
Incentive Fees                                        903,721
Net Income (loss)                                   1,646,961
General Partner Capital                               533,765
Limited Partner Capital                            51,136,749
Partnership Capital                                51,670,514
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     1,773.56
Net Income (loss)per Unit*                              69.73

---------------
* based on weighted average units outstanding


                                                      1991
                                                      ----

Realized Gains                                   $  1,462,579
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                    1,394,986
Interest Income                                     1,206,044
Management Fees                                       999,451
Incentive Fees                                        814,700
Net Income (loss)                                   1,712,247
General Partner Capital                               286,900
Limited Partner Capital                            26,838,522
Partnership Capital                                27,125,422
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     1,724.81
Net Income (loss)per Unit*                             133.51

---------------
* based on weighted average units outstanding


                                                      1990
                                                      ----

Realized Gains                                   $  7,272,563
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                     (445,009)
Interest Income                                     1,425,216
Management Fees                                       848,671
Incentive Fees                                      1,201,766
Net Income (loss)                                   5,666,199
General Partner Capital                               204,177
Limited Partner Capital                            19,793,856
Partnership Capital                                19,998,033
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     1,602.24
Net Income (loss)per Unit*                             447.35

---------------
* based on weighted average units outstanding


                                                      1989
                                                      ----

Realized Gains                                   $  1,451,912
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                      769,486
Interest Income                                     1,433,457
Management Fees                                       746,144
Incentive Fees                                        585,953
Net Income (loss)                                   1,772,687
General Partner Capital                               183,476
Limited Partner Capital                            15,050,429
Partnership Capital                                15,233,905
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     1,155.51
Net Income (loss)per Unit*                             122.35

---------------
* based on weighted average units outstanding


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The Fund commenced trading on August 3, 1987. The success of the Fund is dependent on the ability of the Advisors to generate profits through speculative trading sufficient to produce substantial capital appreciation after payment of all fees and expenses. Future results will depend in large part upon the futures markets in general, the performance of the Advisors for the Fund and the amount of redemptions and changes in interest rates. Due to the highly leveraged nature of futures trading, small price movements may result in substantial losses. Because of the nature of these factors and their interaction, it is impossible to predict future operating results.

  (a) Liquidity. From the inception of the Fund on March 7, 1987 to December 31, 1995, substantially all of the Fund's assets have been held in cash or near cash investments, except for the portion used to margin its futures positions and to pay Fund expenses or redemptions requested by Limited Partners. At December 31, 1995 cash and short-term investments in fixed income securities comprised 80% of the Fund's assets and the remaining 20% was on deposit as margin with the Clearing Broker. The Fund earns interest on the amounts on deposit with the Clearing Broker.

  The Fund's operating expenses are accrued and paid on a monthly basis. Accounts payable and accrued expenses at December 31, 1995, including redemptions, represented only 2.3% of the Fund's assets. The Fund has no fixed assets or long-term debt and expects to have none in the future.

  Most United States exchanges (but generally not foreign exchanges, or banks or broker-dealer firms in the case of foreign currency forward contracts) limit by regulation the amount of fluctuation limits. The daily limits establish the maximum amount the price of a futures contract may vary either up or down from the previous day's settlement price at the end of the trading session. Once the "daily limit" has been reached in a particular commodity, no trades may be made at a price beyond the limit. Positions in the commodity can then be taken or liquidated only if traders are willing to effect trades at or within the limit during the period for trading on such day. Because the "daily limit" rule only governs price movement for a particular trading day, it does not limit losses. The rule may, in fact, substantially increase losses because it may prevent the liquidation of unfavorable positions. Futures prices have occasionally moved the daily limit for several consecutive trading days, and thereby prevented prompt liquidation of futures positions on one side of the market, subjecting those futures traders involved to substantial losses.

  Liquidity will be of concern to the Fund primarily in that the futures markets in which the Advisors take positions may have periods in which illiquidity makes it impossible or economically undesirable to execute trades which its respective trading strategy would otherwise suggest.
  Other than in respect of the functioning of the markets in which it trades, liquidity will be of little relevance to the operation of the Fund except insofar as the General Partners are relatively thinly capitalized. Nonetheless, the General Partners believe they have sufficient funding to meet both their capital contribution and net worth requirements based on capital contributions from the respective principals of the General Partners, alternative funding sources, including the stock subscription from the Clearing Broker to ProFutures, Inc. and/or a co-general partner or successor (or some combination thereof).

  (b) Capital Resources. The Fund's initial offering and sale of Units of Limited Partnership Interest commenced on May 27, 1987 and ended on July 31, 1987 after having sold $6,130,568 of units at the initial offering price of $1,000. The Fund commenced trading August 3, 1987. The Fund continued offering Units through February 29, 1988. Thereafter additional offerings of the Fund's Units of Limited Partnership Interest occurred on April 15, 1988, August 24, 1991,
       May 14, 1992, November 30, 1992, August 30, 1993 and July 31, 1994.
       The offering effective July 31, 1994 was extended on January 31, 1995 and continued through April 30, 1995. In June 1995, Post-Effective Amendment No. 3 was filed to deregister the Fund's remaining $20,721,920 of Units of Limited Partnership Interest.

  (c) Results of Operations. Due to the speculative nature of trading commodity interests, the Fund's income or loss from operations may vary widely from period to period. Management cannot predict whether the Fund's future Net Asset Value per Unit will increase or experience a decline. Inflation is not a significant factor in the Fund's operations, except to the extent that inflation may affect future prices.

       The General Partners have established procedures to actively monitor and minimize the market and credit risk of the Fund. ATA Research, Inc. (ATA), in its capacity as Trading Manager of the Fund, manages market risk through the monitoring of the Fund's advisors and their trading in the various commodity markets. The General Partners seek to minimize credit risk primarily by keeping only minimal amounts of excess cash at the brokers, with excess cash being maintained in custodial or other accounts providing credit protection. Additionally, the General Partners monitor credit risk based on their current knowledge of the brokers' credit worthiness.

  PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

    Year Ended December 31, 1995
    ----------------------------

    1995 was the ninth year of operations. Net loss for 1995 amounted to $6,415, or $.12 per Unit. At December 31, 1995, partners' capital totalled $93,171,466, a net decrease of $1,990,064 from December 31, 1994. Net Asset Value per Unit at December 31, 1995 amounted to $1,893.89, as compared with $1,880.14 at December 31, 1994, an increase of .7%.

    The Fund's overall flat performance was the result of early year losses in several markets, including the currency markets which were offset later in the year with significant gains in the agricultural, global bond and energy markets.

    Year Ended December 31, 1994
    ----------------------------

    Net loss for the year 1994 amounted to $651,490, or $12.47 per Unit. At December 31, 1994 partners' capital totalled $95,161,530, a net decrease of $5,258,349 from December 31, 1993. Net Asset Value per Unit at December 31, 1994 amounted to $1,880.14, as compared to $1,889.57 at December 31, 1993, a decrease of .5%.

    During 1994, the Fund profited from agricultural markets such as wheat, soybeans, cotton and coffee. In addition, the industrial metals were profitable overall. These gains were offset primarily by losses in the currency markets during early 1994.

    Year Ended December 31, 1993
    ----------------------------

    Net income for the year 1993 amounted to $2,169,428, or $50.65 per Unit. At December 31, 1993 partners' capital totaled $100,419,879, a net increase of $48,749,365 from December 31, 1992. Net Asset Value per Unit at December 31, 1993 amounted to $1,889.57, as compared with $1,773.56 at December 31, 1992, an increase of 6.5%.

    During 1993, the Fund profited from the agricultural markets after the mid west flooding reduced the supply of soybeans and corn. In addition, the foreign interest rate markets and the base metals also contributed to the Fund's performance. These gains were somewhat offset by losses in the currency and stock index futures markets.

  (d) Possible changes. The General Partners reserve the right to terminate current Advisors and/or engage additional Advisors in the future. Furthermore, the General Partners reserve the right to change any of the Fund's clearing arrangements to accommodate any new Advisors.

Item 8.  Financial Statements and Supplementary Data.

  Financial statements meeting the requirements of Regulation S-X are listed on page F-1 of this report. The Supplementary Financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.


                                PART III


Item 10.  Directors and Executive Officers of the Registrant.

  The Registrant is a limited partnership and therefore does not have any directors or officers. The Registrant's General Partners, ATA Research, Inc. and ProFutures, Inc., administer and manage the affairs of the Registrant.

Item 11.  Executive Compensation.

  As discussed above, the Registrant does not have any officers, directors or employees. The General Partners receive monthly management fees which aggregated $3,809,356 for 1995, or approximately 4% of the Registrant's Net Asset Value.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  (a) As of December 31, 1995, a total of 49,196 Units are issued and outstanding, representing 2 General Partners and 3,352 Limited Partners. The Partnership knows of no one person who owns beneficially more than 5% of the Limited Partners' Units.

  (b) The General Partners and their principals owned 574 General Partnership Units as of December 31, 1995, having an aggregate value of $1,087,286, which is approximately 1.17% of the Net Asset Value of the Registrant.

  (c)  Changes in control.  None have occurred and none are expected.

Item 13.  Certain Relationships and Related Transactions.

  Registrant's Prospectus dated July 31, 1994, Pages 16-18, which is incorporated herein by reference, contains information concerning the relationships and transactions between the General Partners, the Clearing Broker and the Partnership.


                                 PART IV


Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

  (a)(1)  Financial Statements.

          See index to Financial Statements.

          The financial statements begin on page F-2.

  (a)(2) Schedules other than Schedules I and VIII are omitted for the reason that all required information is contained in the financial statements included in (a)(1) above or are not applicable.

  (a)(3)  Exhibits as required by Item 601 of Regulation S-K.

          *1.1          Form of Selling Agreement between the Registrant and
                        ProFutures Financial Group, Inc.
          *1.2          Form of Additional Selling Agents Agreement between
                        ProFutures Financial Group, Inc. and certain
                        Additional Selling Agents.
          *3.1          Agreement of Limited Partnership (attached to the
                        Prospectus as Exhibit A).
          *3.2          Subscription Agreement and Power of Attorney (attached
                        to the Prospectus as Exhibit B).
          *3.3          Request for Redemption Form (attached to the
                        Prospectus as Exhibit C).
          *5.1          Opinion of Counsel as to the legality of the Units.
          *8.1          Tax Opinion of Counsel
          *10.2         Form of Brokerage Agreement between the Registrant and
                        Quantum Financial Services, Inc.
          *10.3(a)      Advisory Contract between the Registrant and Colorado
                        Commodities Management Corporation.
          *10.3(a)(a)   Advisory Contract between the Registrant and
                        Prospective Commodities, Inc.
          *10.3(a)(b)   Advisory Contract between the Registrant and Atlas
                        Capital Management, Inc.
          *10.3(a)(c)   Advisory Contract between the Registrant and Bensen
                        Capital Management, Inc.
          *10.3(a)(d)   Advisory Contract between the Registrant and Peter
                        Bruno.
          *10.3(a)(e)   Advisory Contract between the Registrant and
                        MicroQuant Capital Management Corp.
          *10.3(a)(f)   Advisory Contract between the Registrant and Travel
                        Currency Management Limited.
          *10.3(b)      Form of Representations Letter of Colorado
                        Commodities Management Corporation.
          *10.3(c)      Advisory Contract between the Registrant and
                        Fundamental Futures, Inc.
          *10.3(d)      Form of Representations Letter of Fundamental
                        Futures, Inc.
          *10.3(e)      Advisory Contract between the Registrant and FX 500
                        Ltd.
          *10.3(f)      Advisory Contract between the Registrant and
                        Hawksbill Capital Management.
          *10.3(g)      Advisory Contract between the Registrant and Insight
                        Enterprises, Inc.
          *10.3(h)      Advisory Contract between the Registrant and Luck
                        Trading Company, Inc.
          *10.3(h)(1)   Amendment dated December 3, 1993 to Advisory Contract
                        between the Registrant and Luck Trading Company, Inc.
                        dated March 11, 1992.
          *10.3(h)(2)   Amendment dated February 28, 1995 to Advisory
                        Contract dated March 11, 1992 between the Registrant
                        and Luck Trading Company (BVI), Inc.
          *10.3(i)      Advisory Contract between the Registrant and LaSalle
                        Portfolio Management, Inc.
          *10.3(j)      Form of Representations Letter of LaSalle Portfolio
                        Management, Inc.
          *10.3(k)      Advisory Contract between the Registrant and New
                        Forest Capital Management, Inc.
          *10.3(l)      Advisory Contract between the Registrant and Range
                        Wise, Inc.
          *10.3(l)(1)   Second Amendment dated March 31, 1994 to Advisory
                        Contract between the Registrant and Range Wise, Inc.
          *10.3(m)      Advisory Contract between the Registrant and Red Oak
                        Commodity Advisors, Inc.
          *10.3(n)      Advisory Contract between the Registrant and Trinity
                        Money Management, Inc.
          *10.3(o)      Advisory Contract between the Registrant and
                        Visioneering Research and Development Company.
          *10.3(p)      Form of Representations Letter of Visioneering
                        Research and Development Company.
          *10.3(q)      Advisory Contract between the Registrant and Classic
                        Capital, Inc.
          *10.3(q)(1)   First Amendment dated March 31, 1994 to Advisory
                        Contract between the Registrant and Classic Capital,
                        Inc.
          *10.3(r)      Advisory Contract between the Registrant and Wizard
                        Trading, Inc.
          *10.3(s)      Advisory Contract between the Registrant and Devan
                        Capital Management, Inc.
          *10.3(t)      Advisory Contract between the Registrant and
                        Hawksbill Capital Management.
          *10.3(u)      Advisory Contract between the Registrant and Rowayton
                        Capital Management, Inc.
          *10.3(v)      Advisory Contract between the Registrant and
                        Willowbridge Associates, Inc.
          *10.3(v)(1)   First Amendment dated March 31, 1994 to Advisory
                        Contract between the Registrant and Willowbridge
                        Associates, Inc.
          *10.3(w)      Advisory Contract between the Registrant and Zack
                        Hampton Bacon, III.
          *10.3(x)      Advisory Contract between the Registrant and
                        Niederhoffer Investments, Inc.
          *10.3(y)      Advisory Contract between the Registrant and Rabar
                        Market Research, Inc.
          *10.3(z)      Advisory Contract between the Registrant and
                        Considine Trading Corp.
          *10.4         Form of Stock Subscription Agreement between Quantum
                        Financial Services, Inc. and ProFutures, Inc.
          *24.1         Consent of Counsel to the Fund
          *24.2         Consent of Certified Public Accountants, King, Burns
                        & Company, P.C.
          *24.3         Consent of Certified Public Accountants, Arthur F.
                        Bell, Jr. & Associates, L.L.C.

-----------------------
* The foregoing forms of exhibits were filed in the April 6, 1987 Registration Statement No. 33-13008 and/or Post-Effective Amendment No. 1 thereto filed March 11, 1988, and/or the June 5, 1991 Registration Statement No. 33-41073, and/or Pre-Effective Amendment No. 1 thereto filed August 8, 1991, and/or Post-Effective Amendment No. 1 thereto filed
   March 26, 1992; and/or the October 14, 1992 Registration Statement
   No. 33-53324, and/or the November 17, 1992 Pre-effective Amendment No. 1 thereto and/or the July 2, 1993 Registration Statement No. 33-65596, and/ or the Pre-Effective Amendment No. 1 thereto filed August 16, 1993, and Supplement dated December 3, 1993, Post-Effective Amendment No. 2 thereto filed June 30, 1994 and Supplement dated January 31, 1995. Post-Effective Amendment No. 3 dated June 23, 1995. Accordingly, such exhibits are incorporated herein by reference and notified herewith.

  (b)  Reports on Form 8-K.

       The Registrant did not file any reports on Form 8-K for the year ended December 31, 1995.

  (c)  Exhibits.

       Filed herewith:

       None

  (d)  Financial Statements Schedules.

       Not Applicable or information included in the financial statements.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
(Registrant)




                             By
--------------------------     ----------------------------------------------
Date                           Aladin T. Abughazaleh, President
                               ATA Research Inc., General Partner
                               ATA Research/ProFutures Diversified Fund, L.P.




                             By
--------------------------     ----------------------------------------------
Date                           Gary D. Halbert, President
                               ProFutures, Inc., General Partner
                               ATA Research/ProFutures Diversified Fund, L.P.



               ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.


                        Index to Financial Statements




Report of Independent Certified Public Accountants                  F-2

Statements of Financial Condition                                F-3 to F-4

Statements of Operations                                            F-5

Statements of Changes in Partners' Capital (Net Asset Value)        F-6

Notes to Financial Statements                                    F-7 to F-12

Schedule II - Valuation and Qualifying Accounts                     F-13

Affirmation of the Commodity Pool Operators                         F-14



                          FINANCIAL STATEMENTS AND
             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


               ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.


                        DECEMBER 31, 1995 AND 1994



             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
             --------------------------------------------------


To the Partners
ATA Research/ProFutures Diversified Fund, L.P.

We have audited the accompanying statements of financial condition of ATA Research/ProFutures Diversified Fund, L.P. (a Delaware Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital (net asset value) and the financial statement schedule for each of the three years in the period ended December 31, 1995. These financial statements and the related schedule are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATA Research/ProFutures Diversified Fund, L.P. as of December 31, 1995 and 1994, and the results of its operations and changes in partners' capital for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information required to be included therein.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information in Note H is presented for purposes of additional analysis and is not a required part of the basic financial statements. The accompanying information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                         KING, BURNS & COMPANY, P. C.

Dallas, Texas
January 31, 1996



                ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                      STATEMENTS OF FINANCIAL CONDITION
                        December 31, 1995 and 1994



                                  ASSETS
                                  ------

                                                     1995           1994
                                                 -----------     -----------
ASSETS
  Cash and cash equivalents                      $75,639,538     $62,375,070
                                                 -----------     -----------

  Equity in trading accounts on deposit with
    brokers and dealers
      Margin deposit                                 357,247       5,991,005
      Net option premiums paid - forward contracts      -          4,199,010
      Unrealized gain on open forward contracts         -            248,843
      Interest receivable                              1,673         136,621
                                                 -----------     -----------
                                                     358,920      10,575,479
                                                 -----------     -----------

  Equity in commodity futures trading accounts on
    deposit with brokers
      Margin deposit                              13,012,372      19,605,342
      Interest receivable - broker                    86,321         108,282
      Net option premiums paid (received)           (632,793)        662,280
      Unrealized gain on open commodity
        futures/options contracts                  6,133,288       4,317,622
                                                 -----------     -----------
                                                  18,599,188      24,693,526
                                                 -----------     -----------

  Interest receivable                                754,280           9,214
                                                 -----------     -----------

    TOTAL ASSETS                                 $95,351,926     $97,653,289
                                                 ===========     ===========

                                - Continued -


  The accompanying notes are an integral part of these financial statements.

               ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                STATEMENTS OF FINANCIAL CONDITION - Continued
                       December 31, 1995 and 1994



             LIABILITIES AND PARTNERS' CAPITAL (NET ASSET VALUE)
             ---------------------------------------------------

                                                     1995            1994
                                                 -----------     -----------

LIABILITIES
  Accounts payable                               $    16,204     $    26,602
  Commissions and other trading fees
    on open commodity futures contracts              160,715         164,705
  Incentive fees payable                             823,973       1,024,388
  Management fees payable                            510,874         501,722
  Redemptions payable                                668,694         774,342
                                                 -----------     -----------

    Total liabilities                              2,180,460       2,491,759
                                                 -----------     -----------

PARTNERS' CAPITAL (NET ASSET VALUE)
  General Partners - 574 units outstanding
    at December 31, 1995 and 1994                  1,087,286       1,079,392
  Limited Partners - 48,622 and 50,040 units
    outstanding at December 31, 1995
    and 1994, respectively                        92,084,180      94,082,138
                                                 -----------     -----------

    Total partners' capital (net asset value)     93,171,466      95,161,530
                                                 -----------     -----------

    TOTAL LIABILITIES AND PARTNERS' CAPITAL      $95,351,926     $97,653,289
                                                 ===========     ===========


 The accompanying notes are an integral part of these financial statements.

                ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                          STATEMENTS OF OPERATIONS
                 Years ended December 31, 1995, 1994 and 1993



                                     1995            1994            1993
                                 -----------     -----------     -----------

INCOME
  Gains (losses) on commodity
    futures/options contracts
     Realized                    $ 4,558,826     $ 9,313,518     $ 3,083,699
     Change in unrealized          1,566,823      (1,807,923)      4,964,156
                                 -----------     -----------     -----------
       Income from trading         6,125,649       7,505,595       8,047,855

  Foreign exchange losses           (183,630)         (3,251)       (143,865)
  Interest                         5,379,779       3,955,212       2,520,939
                                 -----------     -----------     -----------

      Total income                11,321,798      11,457,556      10,424,929
                                 -----------     -----------     -----------

EXPENSES
  Brokerage commissions and
    other trading fees             2,423,253       2,673,086       1,550,598
  Management fees                  5,047,834       5,046,028       4,058,814
  Incentive fees                   3,372,496       3,895,306       2,217,831
  Operating expenses                 484,630         494,626         428,258
                                 -----------     -----------     -----------

      Total expenses              11,328,213      12,109,046       8,255,501
                                 -----------     -----------     -----------

NET INCOME (LOSS)                $    (6,415)    $  (651,490)    $ 2,169,428
                                 ===========     ===========     ===========


Net income (loss) per General
  and Limited Partner Unit
  (based on weighted - average
  number of units outstanding)   $      (.12)    $    (12.47)    $     50.65
                                 ===========     ===========     ===========

Number of weighted-average
  units outstanding                   52,207          52,245          42,832
                                 ===========     ===========     ===========


 The accompanying notes are an integral part of these financial statements.

                ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                              (NET ASSET VALUE)
                 Years ended December 31, 1995, 1994 and 1993



                          Total       Partners' Capital (Net Asset Value)
                        Number of  ----------------------------------------
                          Units      General       Limited         Total
                        ---------  ----------   ------------   ------------

Balances at
  January 1, 1993         29,134   $  533,765   $ 51,136,749   $ 51,670,514

Net income for the year     -          32,024      2,137,404      2,169,428

Additions                 27,175      515,000     52,418,913     52,933,913

Redemptions               (3,165)        -        (6,030,174)    (6,030,174)

Syndication costs           -          (2,430)      (321,372)      (323,802)
                          ------   ----------   ------------   ------------

Balances at
  December 31, 1993       53,144    1,078,359     99,341,520    100,419,879

Net loss for the year       -          (4,907)      (646,583)      (651,490)

Additions                  5,551        6,000      9,989,188      9,995,188

Redemptions               (8,081)        -       (14,502,095)   (14,502,095)

Syndication costs           -             (60)       (99,892)       (99,952)
                          ------   ----------   ------------   ------------

Balances at
  December 31, 1994       50,614    1,079,392     94,082,138     95,161,530

Net income (loss)
  for the year              -           7,894        (14,309)        (6,415)

Additions                  7,549         -        14,222,901     14,222,901

Redemptions               (8,967)        -       (16,064,321)   (16,064,321)

Syndication costs           -            -          (142,229)      (142,229)
                          ------   ----------   ------------   ------------

Balances at
  December 31, 1995       49,196   $1,087,286   $ 92,084,180   $ 93,171,466
                          ======   ==========   ============   ============

Net asset value per unit at
  December 31, 1993                        $1,889.57
                                           =========
  December 31, 1994                        $1,880.14
                                           =========
  December 31, 1995                        $1,893.89
                                           =========

Percent of increase (decrease) in per unit net asset value
    1992 to 1993                                6.54%
                                           =========
    1993 to 1994                               (0.50)%
                                           =========
    1994 to 1995                                0.73%
                                           =========


 The accompanying notes are an integral part of these financial statements.

                ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                        NOTES TO FINANCIAL STATEMENTS



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  General Description of the Partnership
    --------------------------------------

    ATA Research/ProFutures Diversified Fund, L.P. (the Partnership or Fund) is a Delaware limited partnership and operates as a commodity investment pool. It is subject to regulations of the Commodity Futures Trading Commission, an independent agency of the United States government which regulates most aspects of the commodity futures industry, rules of the National Futures Association, a self regulatory organization, and the requirements of Commodity Exchange and Futures Commission Merchants (brokers) where the Partnership trades.

2.  Method of Reporting
    -------------------

    The Partnership's financial statements are presented in accordance with generally accepted accounting principles. Gains or losses are realized when contracts are liquidated. Net unrealized gains or losses on open contracts (the difference between contract purchase price and market price) at statement date are reported in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States Government securities are priced at cost plus accrued interest, which approximates market value.

    Investments in futures contracts involve elements of market risk in excess of the amounts reflected in the financial statements. Accordingly, the values reported are subject to the consequences of commodity prices that can fluctuate rapidly over a wide range.

3.  Futures Brokerage Commissions
    -----------------------------

    The fee charged by a broker for executing a trade in the commodity account of the Partnership is usually paid on a "round-turn" basis, that is, only upon the closing of an open position. In some cases however, the brokerage commissions may be charged "half-in half-out". For financial reporting purposes and for calculating the Net Asset Value of the Partnership, commodity brokerage commissions and other trading fees are charged to expense when futures positions are opened. The average "round-turn" fee paid during 1995 and 1994 approximated $11.00 and $10.00, respectively.

4.  Income Taxes
    ------------

    The Partnership prepares calendar year information income tax returns and reports to each partner the allocable share of the Partnership's ordinary income or loss and commodity trading gains or losses. Commodity futures gains or losses on regulated futures contracts open at year end are recognized for tax purposes as if sold at their market value less commissions.

5.  Cash and Cash Equivalents
    -------------------------

    Cash and cash equivalents includes cash and short-term investments in fixed income securities.


                ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                  NOTES TO FINANCIAL STATEMENTS - Continued



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


6.  Partner Share Unit Additions
    ----------------------------

    Limited Partner additions are considered pending during the month of receipt by the Partnership. The purchasers are issued units at the Net Asset Value per unit as of the end of business of the last day in the month in which the subscription is accepted.

7.  Partner Share Unit Redemptions and Distributions
    ------------------------------------------------

    The Agreement of Limited Partnership provides that upon satisfying certain conditions, Limited Partners may require the Fund to redeem all or a portion of their Units and receive an amount equal to the Net Asset Value per Unit. Redemptions are permitted at the end of any month, upon fifteen days prior written notice, at the Net Asset Value per Unit as of the last day of the month in which the request was received. The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partners.

8.  Foreign Currency Translation
    ----------------------------

    The Partnership's functional currency is the United States (U.S.) dollar; however, the Partnership transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to the functional currency are reported in income currently.


NOTE B - DEPOSITS WITH BROKERS

The Partnership deposits funds with various commodity brokers to act as clearing brokers subject to Commodity Futures Trading Commission and various exchange regulations on minimum deposits. Margin requirements are satisfied by the deposits of U.S. Treasury bills and cash with such brokers. The Partnership earns interest income on the funds deposited with brokers.


NOTE C - GENERAL PARTNERS

The General Partners of the Partnership are ATA Research, Inc. and ProFutures, Inc., who conduct and manage the business of the Partnership. The Agreement of Limited Partnership provides that the General Partners will contribute to the Fund an amount in the aggregate equal to at least the lesser of $100,000 or 3% of the aggregate initial contributions of all limited partners, but in no event less than 1% of the aggregate initial capitalization of the Fund. The General Partners will purchase Units of General Partnership Interest to the extent of such capital contribution.


                ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                  NOTES TO FINANCIAL STATEMENTS - Continued



NOTE C - GENERAL PARTNERS - Continued

The General Partners will share Fund profits and losses with the limited partners pro rata to the extent of their investment. Unless they own units exceeding their minimum purchase or net worth requirements, the General Partners may not redeem or transfer their interest so long as they are acting as General Partner(s). At December 31, 1995, 1994 and 1993, the General Partners had contributed cumulatively $926,500, $926,500 and $920,500, respectively, to the Partnership. Including all cumulative pro-rata Fund profits, the General Partners were in compliance with this requirement.

Also under the Agreement of Limited Partnership, the General Partners are obliged, for as long as they continue to serve as General Partners of the Fund, to maintain in the aggregate a net worth of not less than (i) the lesser of $250,000 or 15% of the aggregate capital contribution to the Fund and any other partnership for which they act as General Partners capitalized at $2,500,000 or less; and (ii) 10% of the aggregate initial capital contributions to the Fund and any other limited partnership capitalized at more than $2,500,000 for which they act as General Partners. For these purposes, "net worth" shall reflect the carrying value of all assets at fair market value and shall exclude capital contributions of the General Partners to the Fund or to any other limited partnership of which they may be General Partners. Net worth will be calculated in accordance with generally accepted accounting principles provided that all current assets shall be based on then current market value and may include any notes receivable, letter of credit or stock subscriptions from the Futures Broker and/or adequately capitalized affiliate(s) of the General Partners. ProFutures, Inc. has a subscription agreement with Internationale Nederlanden (U.S.) Derivatives Clearing, Inc.
(ING), formerly Quantum Financial Services, Inc., the Partnership's primary commodity broker, whereby ING agrees to purchase or subscribe for the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner net worth requirements. At December 31, 1995, the amount of stock subscribed to ProFutures, Inc. is $19,000,090.

A monthly management fee is paid by the Partnership to the General Partners. ATA Research, Inc. receives 1/12 of 1% of month-end Net Asset Value (approximately 1% annually) and ProFutures, Inc. receives 1/4 of 1% of month-end Net Asset Value (approximately 3% annually).

Total management fees earned by ATA Research, Inc. for the years ended December 31, 1995, 1994 and 1993, were $949,479, $945,105 and $804,529, respectively. Total management fees earned by ProFutures, Inc. for the years ended December 31, 1995, 1994 and 1993, were $2,859,877, $2,846,702 and
$2,423,283, respectively.


NOTE D - TRADING ADVISORS

The Partnership has trading management agreements with several trading advisors pursuant to which the Partnership pays selected advisors a quarterly incentive fee based on a percentage of excess cumulative Trading Profits (as defined in the Prospectus) and a management fee based on Allocated Net Assets managed (as defined in the Prospectus).


                ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                  NOTES TO FINANCIAL STATEMENTS - Continued



NOTE E - OPERATING EXPENSES

All operating expenses of the Partnership are billed directly to and paid by the Partnership. The General Partners are not reimbursed for indirect expenses incurred in performing services for the Partnership and other items generally falling within the category of overhead. The General Partners may be reimbursed for the actual costs of legal, accounting and auditing services used for or by the Partnership, as well as printing and filing fees and extraordinary expenses incurred for or by the Partnership.


NOTE F - REGISTRATION STATEMENT

On August 24, 1991, May 14, 1992, November 30, 1992, August 30, 1993 and
July 31, 1994 the Partnership filed registration statements with the Securities and Exchange Commission for the sale of the Partnership's Units of Limited Partnership Interest. During the offering periods, units were sold at the previous month end Net Asset Value per Unit plus a 1% administrative charge, from which the Partnership reimburses the General Partners for their actual expenses incurred in connection with the offering. The offering effective July 31, 1994 terminated on April 30, 1995.


NOTE G - TRADING ACTIVITIES AND RELATED RISKS

The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, forward contracts and options on forward contracts (collectively, "derivatives"). These derivatives include both financial and non financial contracts held as part of a diversified trading strategy. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures and options on futures contracts requires margin deposits with the brokers. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

The Partnership deposits assets with brokers and dealers in securities and other financial institutions in connection with its trading of forward contracts and its cash management activities. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Partnership does not require collateral from such financial institutions. Since forward contracts and options thereon are traded in unregulated markets between principals, the Partnership also assumes the risk of loss from counterparty nonperformance.


                ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                  NOTES TO FINANCIAL STATEMENTS - Continued



NOTE G - TRADING ACTIVITIES AND RELATED RISKS - Continued

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability, and purchased options expose the Partnership to a risk of loss limited to the premiums paid.

The fair value of derivatives represents unrealized gains and losses on open forward and futures contracts and long and short options at market value. The average fair value of derivatives during 1995 was approximately $4,244,000 and the related year end fair value is approximately $5,500,000.

Net trading income from derivatives for the years ended December 31, 1995, 1994 and 1993 is reflected in the statement of operations and equals gain from trading less brokerage commissions. Such trading income reflects the net gain arising from the Partnership's speculative trading of futures contracts, options on futures contracts, forward contracts and options on forward contracts.

Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At December 31, 1995 and 1994, the notional amount of open contracts is as follows:


                                                         1995
                                            ----------------------------
                                              Contracts      Contracts
                                             to purchase      to sell
                                            --------------  ------------

Derivatives (excluding purchased options):
  Futures contracts and written
    options thereon:
    - Agriculture                           $   46,000,000  $ 17,600,000
    - Currency and currency
        indices                                 15,600,000    86,300,000
    - Energy                                    10,000,000     1,500,000
    - Equity indices                            26,700,000     4,500,000
    - Interest rates                           810,500,000    84,300,000
    - Metals                                    85,100,000    91,100,000
    - Other                                      1,000,000     3,600,000
  Forward contracts and written
    options thereon:
    - Currency                                   6,000,000     6,000,000

Purchased options on:
  Futures contracts:
    - Agriculture                                3,700,000       200,000
    - Currency and currency
        indices                                       -             -
    - Interest rates                                  -       11,600,000
    - Metals                                     4,300,000          -
  Forward contracts:
    - Currency                                        -             -
                                            --------------  ------------
                                            $1,008,900,000  $306,700,000
                                            ==============  ============


                                                         1994
                                            ----------------------------
                                              Contracts      Contracts
                                             to purchase      to sell
                                             ------------  --------------

Derivatives (excluding purchased options):
  Futures contracts and written
    options thereon:
    - Agriculture                            $113,400,000  $   76,300,000
    - Currency and currency
        indices                               201,700,000      75,300,000
    - Energy                                    2,300,000       4,100,000
    - Equity indices                           16,400,000      20,000,000
    - Interest rates                           73,000,000     406,500,000
    - Metals                                   62,200,000      52,300,000
    - Other                                          -               -
  Forward contracts and written
    options thereon:
    - Currency                                215,300,000     198,600,000

Purchased options on:
  Futures contracts:
    - Agriculture                              16,900,000      16,900,000
    - Currency and currency
        indices                                      -         33,800,000
    - Interest rates                            9,000,000            -
    - Metals                                         -         16,000,000
  Forward contracts:
    - Currency                                104,600,000     105,700,000
                                             ------------  --------------
                                             $814,800,000  $1,005,500,000
                                             ============  ==============


                ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                  NOTES TO FINANCIAL STATEMENTS - Continued



NOTE G - TRADING ACTIVITIES AND RELATED RISKS - Continued

The above amounts do not represent the Partnership's risk of loss due to market and credit risk, but rather represent the Partnership's extent of involvement in derivatives at the date of the statement of financial condition.

The General Partners have established procedures to actively monitor and minimize market and credit risk. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.


NOTE H - ACCOMPANYING INFORMATION - NET ASSET VALUE OF COMMODITY POOL
         AND PARTICIPATION UNITS

A five year comparative table of the Partnership's Net Asset Value, number of units outstanding and Net Asset Value per unit follows:

                                                 December 31,
                                         --------------------------
                                              1995          1994
                                          -----------   -----------

Total Net Asset Value                     $93,171,466   $95,161,530
                                          ===========   ===========

Number of
  participation units                          49,196        50,614
                                          ===========   ===========

Net Asset Value
  per unit                                $  1,893.89   $  1,880.14
                                          ===========   ===========


                                                 December 31,
                                         --------------------------
                                              1993          1992
                                          -----------   -----------

Total Net Asset Value                    $100,419,879   $51,670,514
                                         ============   ===========

Number of
  participation units                          53,144        29,134
                                         ============   ===========

Net Asset Value
  per unit                               $   1,889.57   $  1,773.56
                                         ============   ===========


                                                        December 31,
                                                       -------------
                                                           1991
                                                        -----------

Total Net Asset Value                                   $27,125,422
                                                        ===========

Number of
  participation units                                        15,727
                                                        ===========

Net Asset Value
  per unit                                              $  1,724.81
                                                        ===========


                ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                Years ended December 31, 1995, 1994 and 1994



        (A)                            (B)        (C1)        (C2)
                                                      Additions
                                     Balance   ----------------------
                                     at the     Charged
                                    beginning      to       Charged
                                     of the    costs and   to income
    Description                      period     expenses    accounts
---------------------             -----------   --------   ----------

December 31, 1995
-----------------
  Unrealized gain
    (loss) on open
    commodity futures/
    options contracts              $4,317,622   $   -      $1,815,666
                                   ==========   ========   ==========

Unrealized gain on
  open forward contracts           $  248,843   $   -      $     -
                                   ==========   ========   ==========

December 31, 1994
-----------------
  Unrealized gain
    (loss) on open
    commodity futures/
    options contracts              $6,374,388   $   -      $     -
                                   ==========   ========   ==========

Unrealized gain on
  open forward contracts           $     -      $   -      $  248,843
                                   ==========   ========   ==========

December 31, 1993
-----------------
  Unrealized gain
    (loss) on open
    commodity futures/
    options contracts              $1,410,232   $   -      $4,964,156
                                   ==========   ========   ==========

Unrealized gain on
  open forward contracts           $    -       $   -      $     -
                                   ==========   ========   ==========


        (A)                                 (D)         (E)
                                        Deductions
                                        ----------    Balance
                                          Charged      at the
                                         to income       end
    Description                           accounts     period
---------------------                   ----------   ----------

December 31, 1995
-----------------
  Unrealized gain
    (loss) on open
    commodity futures/
    options contracts                   $     -      $6,133,288
                                        ==========   ==========

Unrealized gain on
  open forward contracts                $  248,843   $     -
                                        ==========   ==========

December 31, 1994
-----------------
  Unrealized gain
    (loss) on open
    commodity futures/
    options contracts                   $2,056,766   $4,317,622
                                        ==========   ==========

Unrealized gain on
  open forward contracts                $     -      $  248,843
                                        ==========   ==========

December 31, 1993
-----------------
  Unrealized gain
    (loss) on open
    commodity futures/
    options contracts                   $     -      $6,374,388
                                        ==========   ==========

Unrealized gain on
  open forward contracts                $     -      $     -
                                        ==========   ==========


                ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                 AFFIRMATION OF THE COMMODITY POOL OPERATORS







To the Partners
ATA Research/ProFutures Diversified Fund, L.P.


The information contained in the accompanying financial statements is accurate and complete to the best of my knowledge and belief.




------------------------            ----------------------------------
Date                                Aladin T. Abughazaleh, President
                                    ATA Research, Inc.
                                    Co-Commodity Pool Operator





------------------------            ----------------------------------
Date                                Gary D. Halbert, President
                                    ProFutures, Inc.
                                    Co-Commodity Pool Operator



