Form 10-Q
period 1996-03-31
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 1996-05-13
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

X  Quarterly Report Under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the Quarter Ended March 31, 1996
                      --------------

Commission File Number 0-16898
                       -------



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

Yes  X
No



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.


           ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                 STATEMENTS OF FINANCIAL CONDITION
     March 31, 1996 (Unaudited) and December 31, 1995 (Audited)
                            -----------

                                            1996            1995

ASSETS
  Cash and cash equivalents              $76,514,169     $76,752,738
                                         -----------     -----------
  Equity in broker trading accounts
    Cash                                  11,127,392      13,098,693
    Net option premiums (received)          (134,699)       (632,793)
    Unrealized gain on open contracts      3,258,533       6,133,288
                                         -----------     -----------
            Deposits with brokers         14,251,226      18,599,188
                                         -----------     -----------
            Total assets                 $90,765,395     $95,351,926
                                         ===========     ===========

LIABILITIES
  Accounts payable                       $    24,486     $    16,204
  Commissions and other trading fees
        on open contracts                    140,292         160,715
  Incentive fees payable                     350,254         823,973
  Management fees payable                    482,228         510,874
  Redemptions payable                      1,276,735         668,694
                                         -----------     -----------
            Total liabilities              2,273,995       2,180,460
                                         -----------     -----------
PARTNERS' CAPITAL (Net Asset Value)
  General Partners - 574 units
        outstanding at March 31, 1996
        and December 31, 1995              1,060,774       1,087,286
  Limited Partners - 47,319 and
        48,622 units outstanding
        at March 31, 1996 and
        December 31, 1995                 87,430,626      92,084,180
                                         -----------     -----------
            Total partners' capital
             (Net Asset Value)            88,491,400      93,171,466
                                         -----------     -----------
                                         $90,765,395     $95,351,926
                                         ===========     ===========



                         See accompanying notes.




             ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
           For the Three Months Ended March 31, 1996 and 1995
                               (Unaudited)
                               -----------

                                              Three Months Ended
                                                  March 31,
                                           1996              1995
                                           ----              ----
INCOME
Trading gains (losses)
  Realized                             $ 1,584,199       $   649,974
  Change in unrealized                  (2,874,755)        1,379,058
                                       -----------       -----------
     Gain (loss) from trading           (1,290,556)        2,029,032

  Interest income                        1,239,841         1,256,279
                                       -----------       -----------
     Total income (loss)                   (50,715)        3,285,311
                                       -----------       -----------
EXPENSES
  Brokerage commissions and
    other trading fees                     620,071           700,916
  Management fees                        1,105,274         1,314,547
  Incentive fees                           350,253         1,344,748
  Operating expenses                       130,855           135,899
                                       -----------       -----------
     Total expenses                      2,206,453         3,496,110
                                       -----------       -----------
     NET (LOSS)                        $(2,257,168)      $  (210,799)
                                       ===========       ===========

NET (LOSS) PER GENERAL AND LIMITED
  PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period)                              $    (46.13)      $     (4.14)
                                       ===========       ===========

(DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                         $    (46.18)      $     (4.75)
                                       ===========       ===========



                        See accompanying notes.




            ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
          For the Three Months Ended March 31, 1996 and 1995
                             (Unaudited)
                             -----------

                    General              Limited
                    Partners             Partners                Total
               -----------------   --------------------   --------------------
               Units    Amount     Units       Amount     Units      Amount
Balances
 at
 December 31,
 1995           574   $1,087,286   48,622   $92,084,180   49,196   $93,171,466
Net (loss)
 for the
 three months
 ended
 March 31,
 1996                    (26,512)            (2,230,656)            (2,257,168)
Redemptions       0            0   (1,303)   (2,422,898)  (1,303)   (2,422,898)
                ---   ----------   ------   -----------   ------   -----------
Balances
 at
 March 31,
 1996           574   $1,060,774   47,319   $87,430,626   47,893   $88,491,400
                ===   ==========   ======   ===========   ======   ===========

Balances
 at
 December 31,
 1994           574   $1,079,392   50,040   $94,082,138   50,614   $95,161,530
Net (loss)
 for the
 three months
 ended
 March 31,
 1995                     (2,727)              (208,072)              (210,799)
Additions         0            0    3,366     6,233,534    3,366     6,233,534
Administrative
 Charge                        0                (62,335)               (62,335)
Redemptions       0            0   (2,434)   (4,453,500)  (2,434)   (4,453,500)
                ---   ----------   ------   -----------   ------   -----------
Balances
 at
 March 31,
 1995           574   $1,076,665   50,972   $95,591,765   51,546   $96,668,430
                ===   ==========   ======   ===========   ======   ===========

Net asset value
 per unit at
  December 31, 1994                         $  1,880.14
                                            ===========
  March 31, 1995                            $  1,875.39
                                            ===========
  December 31, 1995                         $  1,893.89
                                            ===========
  March 31, 1996                            $  1,847.71
                                            ===========



                          See accompanying notes.



              ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                       NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                               -----------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.  General Description of the Partnership

             ATA Research/ProFutures Diversified Fund, L.P. (the Partnership) is a Delaware limited partnership which operates as a commodity investment pool.

         B.  Regulation

             As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Acts of 1933 and 1934. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry, rules of the National Futures Association, an industry self-regulatory organization, and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

         C.  Method of Reporting

             The Partnership's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Partnership's management. Gains or losses are realized when contracts are liquidated. Net unrealized gain or loss on open contracts (the difference between contract purchase price and market price) are reported in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

         D.  Cash and Cash Equivalents

             Cash and cash equivalents includes cash and short-term investments in fixed income securities.

         E.  Brokerage Commissions

             Brokerage commissions include other trading fees and are charged to expense when contracts are opened.



              ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

         F.  Income Taxes

             The Partnership prepares calendar year U.S. and state information tax returns and reports to the partners their allocable shares of the Partnership's income, expenses and trading gains or losses.

         G.  Syndication Costs

             The Partnership, the General Partners and/or the brokers advanced syndication costs for the purpose of funding the offering of Units. In order to reimburse the Partnership, the General Partners and/or the brokers for such syndication costs, each investor in the Partnership paid a 1% administrative charge of their investment upon entering the Partnership.

         H.  Foreign Currency Transactions

             The Partnership's functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition.
             Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

Note 2.  GENERAL PARTNERS

         The General Partners of the Partnership are ATA Research, Inc. and ProFutures, Inc., which conduct and manage the business of the Partnership. The Agreement of Limited Partnership requires the General Partners to contribute to the Partnership an amount in the aggregate equal to the greater of $100,000 or 1% of the aggregate initial capitalization of the Partnership. As of March 31, 1996, the General Partners and their principals have contributed $926,500 to the Partnership.



              ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



Note 2.  GENERAL PARTNERS (CONTINUED)

         The Agreement of Limited Partnership also requires that the General Partners maintain in the aggregate a net worth not less than the sum of (i) the lesser of $250,000 or 15% of the aggregate capital contributions of any limited partnerships for which they act as a General Partner if such contributions are equal to or less than $2,500,000 and (ii) 10% of the aggregate capital contributions of any limited partnerships for which they shall act as a general partner if such contributions exceed $2,500,000. ProFutures, Inc. has callable subscription agreements with Internationale Nederlanden (U.S.) Derivatives Clearing, Inc. (ING), formerly Quantum Financial Services, Inc., the Partnership's primary broker, whereby ING agrees to purchase or subscribe to (up to $19,000,090) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner net worth requirements.

         A monthly management fee is paid by the Partnership to each General Partner. ATA Research, Inc. receives 1/12 of 1% of month-end Net Asset Value (approximately 1% annually), and ProFutures, Inc. receives 1/4 of 1% of month-end Net Asset Value (approximately 3% annually).

         Total management fees earned by ATA Research, Inc. for the three months ended March 31, 1996 and 1995 were $228,489 and $233,832, respectively. Total management fees earned by ProFutures, Inc. for the three months ended March 31, 1996 and 1995 were $688,218 and $704,312, respectively.

Note 3.  TRADING ADVISORS

         The Partnership has trading advisory contracts with several unrelated trading advisors, pursuant to which the Partnership pays selected advisors a quarterly incentive ranging from 20% to 29% of excess cumulative Trading Profits (as defined in the trading advisory contracts) and a management fee ranging from 0% to 2.8% annually of Allocated Net Asset Value (as defined) on that portion of the Partnership's assets which they direct.

Note 4.  DEPOSITS WITH BROKERS

         The Partnership deposits funds with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such brokers. The Partnership earns interest income on its cash deposited with the brokers.

Note 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

         Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partners. The Partnership's offering of Units of Limited Partnership Interest terminated on June 30, 1995.



              ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



Note 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS (CONTINUED)

         The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partners. A Limited Partner may request and receive redemption of units owned, subject to restrictions in the Agreement of Limited Partnership.

Note 6.  TRADING ACTIVITIES AND RELATED RISKS

         The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, forward contracts and options on forward contracts (collectively, "derivatives"). These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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



              ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         The fair value of derivatives represents unrealized gains and losses on open forward and futures contracts and long and short options at market value. The average fair value of derivatives during the three months ended March 31, 1996 and 1995 is approximately $3,757,000 and $6,258,000, respectively, and the fair value as of March 31, 1996 and December 31, 1995 is approximately $3,124,000 and $5,500,000, respectively.

         Net trading results from derivatives for the three months ended
         March 31, 1996 and 1995 are reflected in the statement of operations and equals gain (loss) from trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts, options on futures contracts, forward contracts and options on forward contracts.

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At March 31, 1996 and December 31, 1995, the notional amount of open contracts is as follows:

                                March 31,                   December 31,
                                  1996                          1995
                       --------------------------  ----------------------------
                       Contracts to  Contracts to   Contracts to   Contracts to
                         Purchase        Sell         Purchase         Sell
                       ------------  ------------  --------------  ------------

Derivatives (excluding
 purchased options):
  Futures contracts
   and written options
   thereon:
    - Agriculture      $ 66,000,000  $ 20,600,000  $   46,000,000  $ 17,600,000
    - Currency and
        currency
        indices          92,600,000    34,200,000      15,600,000    86,300,000
    - Energy             11,200,000             0      10,000,000     1,500,000
    - Equity indices     21,400,000     7,000,000      26,700,000     4,500,000
    - Interest rates    195,400,000   404,400,000     810,500,000    84,300,000
    - Metals             87,100,000    59,600,000      85,100,000    91,100,000
    - Other                       0     2,600,000       1,000,000     3,600,000
  Forward Contracts
    and written options
    thereon:
    - Currency            9,300,000     9,200,000       6,000,000     6,000,000

Purchased options on:
  Futures Contracts:
    - Agriculture         4,500,000     6,000,000       3,700,000       200,000
    - Interest rates      3,100,000     4,200,000               0    11,600,000
    - Metals                      0             0       4,300,000             0
                       ------------  ------------  --------------  ------------

                       $490,600,000  $547,800,000  $1,008,900,000  $306,700,000
                       ============  ============  ==============  ============



              ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

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

          As of March 31, 1996, 47,892.5581 Units are outstanding, including 574.1020 General Partner Units, with an aggregate Net Asset Value of $88,491,400 ($1,847.71 per Unit).

     C. RESULTS OF OPERATIONS: The Registrant commenced commodity trading during August, 1987. For the years ended December 31, 1993, 1994 and 1995, the Registrant realized net income (loss) of $2,169,428, $(651,490) and $(6,415), respectively. For the three months ended March 31, 1996 the Registrant had a net loss of $2,257,168, as compared to a net loss of $210,799 for the three months ended March 31, 1995.

          The Fund's losses for the quarter ended March 31, 1996 resulted from significant February losses in the bond and interest rate markets, as well as February losses in the energy, metal and grain markets. These February losses were slightly offset by gains in the months of January and March in the interest rate, currency and precious metals markets.

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

          Due to the speculative nature of trading commodity interests, the Registrant's income or loss from operations may vary widely from month to month and year to year.

     D. POSSIBLE CHANGES: The General Partners reserve the right to terminate some and/or engage additional trading advisors or change any of the Registrant's clearing arrangements.



PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          Post-Effective Amendment No. 3 to Registration Statement
          No. 33-53324 was filed on June 23, 1995 to deregister $20,721,920 of Units of Limited Partnership Interest which remained unsold upon expiration of this offering is incorporated herein by reference.

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