Form 10-Q
period 1996-06-30
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 1996-08-07
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

X  Quarterly Report Under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the Quarter Ended June 30, 1996
                      --------------

Commission File Number 0-16898
                       -------



ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
- ----------------------------------------------
(Exact name of registrant)


       Delaware                             75-2197831
- -----------------------        ------------------------------------
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
                 STATEMENTS OF FINANCIAL CONDITION
     June 30, 1996 (Unaudited) and December 31, 1995 (Audited)
                            -----------

                                            1996            1995
                                            ----            ----
ASSETS
  Cash and cash equivalents              $70,884,030     $76,752,738
  Net option premiums
    (received) - forward contracts          (232,901)              0
  Unrealized gain on open
    forward contracts                        160,889               0
                                         -----------     -----------
                                          70,812,018      76,752,738
                                         -----------     -----------
  Equity in broker trading accounts
    Cash                                  15,745,426      13,098,693
    Net option premiums (received)          (174,521)       (632,793)
    Unrealized gain on open contracts      3,731,528       6,133,288
                                         -----------     -----------
          Deposits with brokers           19,302,433      18,599,188
                                         -----------     -----------
          Total assets                   $90,114,451     $95,351,926
                                         ===========     ===========

LIABILITIES
  Accounts payable                       $     9,841     $    16,204
  Commissions and other trading fees
    on open contracts                        148,816         160,715
  Incentive fees payable                     481,124         823,973
  Management fees payable                    520,596         510,874
  Redemptions payable                      1,911,213         668,694
                                         -----------     -----------
          Total liabilities                3,071,590       2,180,460
                                         -----------     -----------
PARTNERS' CAPITAL (Net Asset Value)
  General Partners - 574 units
    outstanding at June 30, 1996
    and December 31, 1995                  1,084,117       1,087,286
  Limited Partners - 45,520 and
    48,622 units outstanding
    at June 30, 1996 and
    December 31, 1995                     85,958,744      92,084,180
                                         -----------     -----------
          Total partners' capital
           (Net Asset Value)              87,042,861      93,171,466
                                         -----------     -----------
                                         $90,114,451     $95,351,926
                                         ===========     ===========



                         See accompanying notes.



             ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
            For the Six Months Ended June 30, 1996 and 1995
                               (Unaudited)
                               -----------

                                              Six Months Ended
                                                  June 30,
                                           1996              1995
                                           ----              ----
INCOME
  Trading gains (losses)
    Realized                           $ 4,084,523       $ 3,657,967
    Change in unrealized                (2,240,871)         (355,309)
                                       -----------       -----------
          Gain from trading              1,843,652         3,302,658

  Interest income                        2,427,707         2,699,230
                                       -----------       -----------
          Total income                   4,271,359         6,001,888
                                       -----------       -----------
EXPENSES
  Brokerage commissions                  1,277,155         1,241,128
  Management fees                        2,235,154         2,762,462
  Incentive fees                           831,377         2,061,435
  Operating expenses                       219,451           263,741
                                       -----------       -----------
          Total expenses                 4,563,137         6,328,766
                                       -----------       -----------
          NET (LOSS)                   $  (291,778)      $  (326,878)
                                       ===========       ===========

NET (LOSS) PER GENERAL AND LIMITED
  PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period)                              $     (6.05)      $     (6.24)
                                       ===========       ===========

(DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                         $     (5.52)      $     (6.05)
                                       ===========       ===========



                        See accompanying notes.



             ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
            For the Three Months Ended June 30, 1996 and 1995
                               (Unaudited)
                               -----------

                                             Three Months Ended
                                                   June 30,
                                           1996              1995
                                           ----              ----
INCOME
  Trading gains (losses)
    Realized                           $ 2,500,324       $ 3,007,992
    Change in unrealized                   633,884        (1,734,366)
                                       -----------       -----------
          Gain from trading              3,134,208         1,273,626

  Interest income                        1,187,866         1,442,951
                                       -----------       -----------
          Total income                   4,322,074         2,716,577
                                       -----------       -----------
EXPENSES
  Brokerage commissions                    657,084           540,212
  Management fees                        1,129,880         1,447,915
  Incentive fees                           481,124           716,687
  Operating expenses                        88,596           127,842
                                       -----------       -----------
          Total expenses                 2,356,684         2,832,656
                                       -----------       -----------
          NET INCOME (LOSS)            $ 1,965,390       $  (116,079)
                                       ===========       ===========

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period)                              $     41.40       $     (2.16)
                                       ===========       ===========

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                         $     40.66       $     (1.30)
                                       ===========       ===========



                        See accompanying notes.


            ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
           For the Six Months Ended June 30, 1996 and 1995
                             (Unaudited)
                             -----------

                  General              Limited
                  Partners             Partners                 Total
             -----------------   ---------------------   ---------------------
             Units    Amount     Units       Amount      Units       Amount
Balances
 at
 December 31,
 1995         574   $1,087,286   48,622   $ 92,084,180   49,196   $ 93,171,466
Net (loss)
 for the
 six months
 ended
 June 30,
 1996                   (3,169)               (288,609)               (291,778)
Redemptions     0            0   (3,102)    (5,836,827)  (3,102)    (5,836,827)
              ---   ----------   ------   ------------   ------   ------------
Balances
 at
 June 30,
 1996         574   $1,084,117   45,520   $ 85,958,744   46,094   $ 87,042,861
              ===   ==========   ======   ============   ======   ============

Balances
 at
 December 31,
 1994         574   $1,079,392   50,040   $ 94,082,138   50,614   $ 95,161,530
Net (loss)
 for the
 six months
 ended
 June 30,
 1995                   (3,473)               (323,405)               (326,878)
Additions       0            0    7,549     14,222,901    7,549     14,222,901
Administrative
 Charge                      0                (142,229)               (142,229)
Redemptions     0            0   (3,691)    (6,829,007)  (3,691)    (6,829,007)
              ---   ----------   ------   ------------   ------   ------------
Balances
 at
 June 30,
 1995         574   $1,075,919   53,898   $101,010,398   54,472   $102,086,317
              ===   ==========   ======   ============   ======   ============

Net asset value
 per unit at
  December 31, 1995                       $   1,893.89
                                          ============
  June 30, 1996                           $   1,888.37
                                          ============
  December 31, 1994                       $   1,880.14
                                          ============
  June 30, 1995                           $   1,874.09
                                          ============


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

         C.  Method of Reporting

             The Partnership's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Partnership's management. Gains or losses are realized when contracts are liquidated. Net unrealized gain or loss on open contracts (the difference between contract purchase price and market price) is reported in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

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

Note 2.  GENERAL PARTNERS

         The General Partners of the Partnership are ATA Research, Inc. and ProFutures, Inc., which conduct and manage the business of the Partnership. The Agreement of Limited Partnership requires the General Partners to contribute to the Partnership an amount in the aggregate equal to the greater of $100,000 or 1% of the aggregate initial capitalization of the Partnership. As of June 30, 1996, the General Partners and their principals have contributed $926,500 to the Partnership.



              ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



Note 2.  GENERAL PARTNERS (CONTINUED)

         The Agreement of Limited Partnership also requires that the General Partners maintain in the aggregate a net worth not less than the sum of (i) the lesser of $250,000 or 15% of the aggregate capital contributions of any limited partnerships for which they act as a General Partner if such contributions are equal to or less than $2,500,000 and (ii) 10% of the aggregate capital contributions of any limited partnerships for which they shall act as a general partner if such contributions exceed $2,500,000. ProFutures, Inc. has callable subscription agreements with Internationale Nederlanden (U.S.) Derivatives Clearing, Inc. (ING), the Partnership's primary broker, whereby ING agrees to purchase or subscribe to (up to $19,000,090) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner net worth requirements.

         A monthly management fee is paid by the Partnership to each General Partner. ATA Research, Inc. receives 1/12 of 1% of month-end Net Asset Value (approximately 1% annually), and ProFutures, Inc. receives 1/4 of 1% of month-end Net Asset Value (approximately 3% annually).

         Total management fees earned by ATA Research, Inc. for the six months ended June 30, 1996 and 1995 were $456,875 and $489,583, respectively, and for the three months ended June 30, 1996 and 1995, were $228,386 and $255,751, respectively. Total management fees earned by ProFutures, Inc. for the six months ended June 30, 1996 and 1995 were $1,373,396 and $1,474,645, respectively, and for the three months ended June 30, 1996 and 1995, were $685,178 and $770,333, respectively.

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



              ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         The fair value of derivatives represents unrealized gains and losses on open forward and futures contracts and long and short options at market value. The average fair value of derivatives during the six months ended June 30, 1996 and 1995 was approximately $3,938,000 and $5,758,000, respectively, and the fair value as of June 30, 1996 and December 31, 1995 is approximately $3,485,000 and $5,500,000, respectively.

         Net trading results from derivatives for the six and three months ended June 30, 1996 and 1995 are reflected in the statement of operations and equals gain from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures contracts, options on futures contracts, forward contracts and options on forward contracts.

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At June 30, 1996 and December 31, 1995, the notional amount of open contracts is as follows:

                                June 30,                    December 31,
                                  1996                          1995
                       --------------------------  ----------------------------
                       Contracts to  Contracts to   Contracts to   Contracts to
                         Purchase        Sell         Purchase         Sell
                       ------------  ------------  --------------  ------------

Derivatives (excluding
 purchased options):
  Futures contracts
   and written options
   thereon:
    - Agriculture      $ 46,500,000  $ 20,900,000  $   46,000,000  $ 17,600,000
    - Currency and
        currency
        indices         120,600,000    87,200,000      15,600,000    86,300,000
    - Energy             17,300,000             0      10,000,000     1,500,000
    - Equity indices     13,300,000    45,900,000      26,700,000     4,500,000
    - Interest rates    348,300,000   255,900,000     810,500,000    84,300,000
    - Metals             30,100,000    92,000,000      85,100,000    91,100,000
    - Other                       0     3,700,000       1,000,000     3,600,000
  Forward Contracts
    and written options
    thereon:
    - Currency           41,300,000    41,900,000       6,000,000     6,000,000

Purchased options on:
  Futures Contracts:
    - Agriculture         4,500,000             0       3,700,000       200,000
    - Interest rates      2,500,000             0               0    11,600,000
    - Metals              4,000,000             0       4,300,000             0
                       ------------  ------------  --------------  ------------

                       $628,400,000  $547,500,000  $1,008,900,000  $306,700,000
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

          As of June 30, 1996, 46,094.1390 Units are outstanding, including 574.1020 General Partner Units, with an aggregate Net Asset Value of $87,042,861 ($1,888.37 per Unit).

     C. RESULTS OF OPERATIONS: The Registrant commenced commodity trading during August, 1987. For the years ended December 31, 1993, 1994 and 1995, the Registrant realized net income (loss) of $2,169,428, $(651,490) and $(6,415), respectively. For the three months ended June 30, 1996 the Registrant had net income of $1,965,390 as compared to a net loss of $116,079 for the three months ended June 30, 1995. For the six months ended June 30, 1996 the Registrant had a net loss of $291,778 as compared to a net loss of $326,878 for the six months ended June 30, 1995.

          The Fund's income for the quarter ended June 30, 1996 resulted from large gains in the interest rate, energy and grain markets in April, which were largely offset by losses in grains, foreign currencies and interest rates in May, followed by gains in the bond, energy and foreign currency markets in June.

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