Form 10-Q
period 1996-09-30
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 1996-11-14
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

X  Quarterly Report Under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the Quarter Ended September 30, 1996
                      --------------

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
                 STATEMENTS OF FINANCIAL CONDITION
   September 30, 1996 (Unaudited) and December 31, 1995 (Audited)
                            -----------

                                            1996            1995
                                            ----            ----
ASSETS
  Cash and cash equivalents              $57,401,334     $76,752,738
  Unrealized gain on open
    forward contracts                         72,735               0
                                         -----------     -----------
                                          57,474,069      76,752,738
                                         -----------     -----------
  Equity in broker trading accounts
    Cash                                  25,575,332      13,098,693
    Net option premiums (received)          (437,444)       (632,793)
    Unrealized gain on open contracts      8,377,817       6,133,288
                                         -----------     -----------
          Deposits with brokers           33,515,705      18,599,188
                                         -----------     -----------
          Total assets                   $90,989,774     $95,351,926
                                         ===========     ===========

LIABILITIES
  Accounts payable                       $     7,764     $    16,204
  Commissions and other trading fees
    on open contracts                        179,202         160,715
  Incentive fees payable                   1,122,148         823,973
  Management fees payable                    528,046         510,874
  Redemptions payable                      1,405,353         668,694
                                         -----------     -----------
          Total liabilities                3,242,513       2,180,460
                                         -----------     -----------
PARTNERS' CAPITAL (Net Asset Value)
  General Partners - 574 units
    outstanding at September 30, 1996
    and December 31, 1995                  1,157,464       1,087,286
  Limited Partners - 42,949 and
    48,622 units outstanding
    at September 30, 1996 and
    December 31, 1995                     86,589,797      92,084,180
                                         -----------     -----------
          Total partners' capital
           (Net Asset Value)              87,747,261      93,171,466
                                         -----------     -----------
                                         $90,989,774     $95,351,926
                                         ===========     ===========



                         See accompanying notes.



             ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
          For the Nine Months Ended September 30, 1996 and 1995
                               (Unaudited)
                               -----------

                                             Nine Months Ended
                                                September 30,
                                           1996              1995
                                           ----              ----
INCOME
  Trading gains (losses)
    Realized                           $ 6,999,112       $(3,559,809)
    Change in unrealized                 2,317,264        (1,037,128)
                                       -----------       -----------
          Gain (loss) from trading       9,316,376        (4,596,937)

  Interest income                        3,576,881         4,104,086
                                       -----------       -----------
          Total income (loss)           12,893,257          (492,851)
                                       -----------       -----------
EXPENSES
  Brokerage commissions                  2,045,056         1,870,236
  Management fees                        3,326,091         3,950,237
  Incentive fees                         1,953,525         2,548,523
  Operating expenses                       304,311           383,384
                                       -----------       -----------
          Total expenses                 7,628,983         8,752,380
                                       -----------       -----------
          NET INCOME (LOSS)            $ 5,264,274       $(9,245,231)
                                       ===========       ===========

NET INCOME (LOSS) PER GENERAL AND LIMITED
  PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period)                              $    111.54       $   (175.26)
                                       ===========       ===========

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                         $    122.24       $   (172.33)
                                       ===========       ===========



                        See accompanying notes.



             ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
         For the Three Months Ended September 30, 1996 and 1995
                              (Unaudited)
                              -----------

                                             Three Months Ended
                                                September 30,
                                           1996              1995
                                           ----              ----
INCOME
  Trading gains (losses)
    Realized                           $ 2,914,589       $(7,217,776)
    Change in unrealized                 4,558,135          (681,819)
                                       -----------       -----------
          Gain (loss) from trading       7,472,724        (7,899,595)

  Interest income                        1,149,174         1,404,856
                                       -----------       -----------
          Total income (loss)            8,621,898        (6,494,739)
                                       -----------       -----------
EXPENSES
  Brokerage commissions                    767,901           629,108
  Management fees                        1,090,937         1,187,775
  Incentive fees                         1,122,148           487,088
  Operating expenses                        84,860           119,643
                                       -----------       -----------
          Total expenses                 3,065,846         2,423,614
                                       -----------       -----------
          NET INCOME (LOSS)            $ 5,556,052       $(8,918,353)
                                       ===========       ===========

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period)                              $    122.98       $   (167.00)
                                       ===========       ===========

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                         $    127.76       $   (166.28)
                                       ===========       ===========



                        See accompanying notes.


            ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
        For the Nine Months Ended September 30, 1996 and 1995
                             (Unaudited)
                             -----------

                  General              Limited
                  Partners             Partners                 Total
             -----------------   ---------------------   ---------------------
             Units    Amount     Units       Amount      Units       Amount
Balances
 at
 December 31,
 1995         574   $1,087,286   48,622   $ 92,084,180   49,196   $ 93,171,466
Net income
 for the
 nine months
 ended
 September 30,
 1996                   70,178               5,194,096               5,264,274
Redemptions     0            0   (5,673)   (10,688,479)  (5,673)   (10,688,479)
              ---   ----------   ------   ------------   ------   ------------
Balances
 at
 September 30,
 1996         574   $1,157,464   42,949   $ 86,589,797   43,523   $ 87,747,261
              ===   ==========   ======   ============   ======   ============

Balances
 at
 December 31,
 1994         574   $1,079,392   50,040   $ 94,082,138   50,614   $ 95,161,530
Net (loss)
 for the
 nine months
 ended
 September 30,
 1995                  (98,935)             (9,146,296)             (9,245,231)
Additions       0            0    7,549     14,222,901    7,549     14,222,901
Administrative
 Charge                      0                (142,229)               (142,229)
Redemptions     0            0   (6,434)   (11,653,301)  (6,434)   (11,653,301)
              ---   ----------   ------   ------------   ------   ------------
Balances
 at
 September 30,
 1995         574   $  980,457   51,155   $ 87,363,213   51,729   $ 88,343,670
              ===   ==========   ======   ============   ======   ============

Net asset value
 per unit at
  December 31, 1995                       $   1,893.89
                                          ============
  September 30, 1996                      $   2,016.13
                                          ============
  December 31, 1994                       $   1,880.14
                                          ============
  September 30, 1995                      $   1,707.81
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

Note 2.  GENERAL PARTNERS

         The General Partners of the Partnership are ATA Research, Inc. and ProFutures, Inc., which conduct and manage the business of the Partnership. The Agreement of Limited Partnership requires the General Partners to contribute to the Partnership an amount in the aggregate equal to the greater of $100,000 or 1% of the aggregate initial capitalization of the Partnership. As of September 30, 1996, the General Partners and their principals have contributed $926,500 to the Partnership.



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

         Total management fees earned by ATA Research, Inc. for the nine months ended September 30, 1996 and 1995 were $672,894 and $723,882, respectively, and for the three months ended September 30, 1996 and 1995, were $216,019 and $234,299, respectively. Total management fees earned by ProFutures, Inc. for the nine months ended September 30, 1996 and 1995 were $2,021,454 and $2,180,364, respectively, and for the three months ended September 30, 1996 and 1995, were $648,058 and $705,719, respectively.

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



              ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         The fair value of derivatives represents unrealized gains and losses on open forward and futures contracts and long and short options at market value. The average fair value of derivatives during the nine months ended September 30, 1996 and 1995 was approximately $4,270,907 and $4,207,666, respectively, and the fair value as of September 30, 1996 and December 31, 1995 is approximately $8,013,108 and $5,500,000, respectively.

         Net trading results from derivatives for the nine and three months ended September 30, 1996 and 1995 are reflected in the statement of operations and equals gain (loss) from trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts, options on futures contracts, forward contracts and options on forward contracts.

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At September 30, 1996 and December 31, 1995, the notional amount of open contracts is as follows:

                              September 30,                  December 31,
                                  1996                          1995
                     ----------------------------  ----------------------------
                      Contracts to   Contracts to   Contracts to   Contracts to
                        Purchase         Sell         Purchase         Sell
                     --------------  ------------  --------------  ------------

Derivatives (excluding
 purchased options):
  Futures contracts
   and written options
   thereon:
    - Agriculture    $   51,800,000  $ 41,300,000  $   46,000,000  $ 17,600,000
    - Currency and
        currency
        indices          33,600,000   107,400,000      15,600,000    86,300,000
    - Energy             13,400,000     1,800,000      10,000,000     1,500,000
    - Equity indices     69,700,000    31,200,000      26,700,000     4,500,000
    - Interest rates    810,500,000    55,600,000     810,500,000    84,300,000
    - Metals             36,700,000    83,200,000      85,100,000    91,100,000
    - Other               3,600,000     2,500,000       1,000,000     3,600,000
  Forward Contracts
    and written options
    thereon:
    - Currency            4,700,000     4,800,000       6,000,000     6,000,000

Purchased options on:
  Futures Contracts:
    - Agriculture         7,400,000             0       3,700,000       200,000
    - Equity indices              0    16,800,000               0             0
    - Interest rates      2,900,000     5,300,000               0    11,600,000
    - Metals                400,000    15,000,000       4,300,000             0
                     --------------  ------------  --------------  ------------

                     $1,034,700,000  $364,900,000  $1,008,900,000  $306,700,000
                     ==============  ============  ==============  ============



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

          As of September 30, 1996, 43,522.6018 Units are outstanding, including 574.1020 General Partner Units, with an aggregate Net Asset Value of $87,474,261 ($2,016.13 per Unit).

     C. RESULTS OF OPERATIONS: The Registrant commenced commodity trading during August, 1987. For the years ended December 31, 1993, 1994 and 1995, the Registrant realized net income (loss) of $2,169,428, $(651,490) and $(6,415), respectively. For the three months ended September 30, 1996 the Registrant had net income of $5,556,052 as compared to a net loss of $8,918,353 for the three months ended September 30, 1995. For the nine months ended September 30, 1996 the Registrant had net income of $5,264,274 as compared to a net loss of $9,245,231 for the nine months ended September 30, 1995.

          The Fund's income for the quarter ended September 30, 1996 resulted from large gains in the foreign interest rate and bond markets in September and gains in the foreign interest rate, grain and energy markets in August. These gains were slightly offset by losses in July in the grain, foreign currency and interest rate markets.

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