Form 10-K
period 1996-12-31
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 1997-03-28
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

              For the fiscal year ended December 31, 1996
                            -----------------

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

Trading Activity
----------------

  ATA Research, Inc. and ProFutures, Inc. are the General Partners of the Registrant. The General Partners administer the business and affairs of the Registrant (exclusive of its trading operations). Trading decisions are made by independent Commodity Trading Advisors chosen by the General Partners. At December 31, 1996 there are nine Commodity Trading
  Advisors: Fundamental Futures, Inc.; Wizard Trading, Inc.; Willowbridge Associates, Inc.; Atlas Capital Management, Inc.; Rabar Market Research, Inc.; Dominion Capital Management, Inc.; Hyman Beck & Co., Inc.;
  Hampton Investors Inc.; Rainbow Trading Corporation; (collectively, the "Advisors"). All advisory fees are paid by the Registrant. Advisors may be changed from time to time by the General Partners.

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

  ProFutures, Inc., a Texas corporation, is a guaranteed Introducing Broker of Internationale Nederlanden (U.S.) Derivatives Clearing, Inc. (ING). It is also registered with the CFTC as a Commodity Trading Advisor and Commodity Pool Operator and is a member of the NFA. Gary D. Halbert is the Chairman and President and principal stockholder of ProFutures, Inc., which was incorporated and began operation in December, 1984, and specializes in speculative managed futures accounts.

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

  None of the Advisors or their respective principals own any Units of the Fund. The Fund's Advisors are independent Commodity Trading Advisors and are not affiliated with the General Partners; however, all are also
  Advisors to other commodity pools with which the General Partners are currently associated. Each Advisor is registered with the CFTC and is a member in such capacity with the NFA. Because of their confidential nature, proprietary trading records of the Advisors and their respective principals are not available for inspection by the Limited Partners of the Fund.

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

  Atlas Capital Management, Inc. ("ACM")

  ACM is a New Jersey corporation. Its offices are located at 17 Canoe Brook Drive, Princeton, New Jersey 08550. Michael Tepper is the President.

  Dominion Capital Management, Inc. ("DCM")

  DCM is an Illinois corporation organized in May 1994. Its offices are located at 555 West Jackson Boulevard, Chicago, Illinois 60661. Scott Foster is President and Tracey Wills-Zapata is Executive-Vice President.

  Hyman Beck & Co., Inc. ("HBC")

  HBC is an international investment management corporation. Its offices are located at 6 Campus Drive, Parsippany, New Jersey 07054. Alexander Hyman is President and Carl Beck is Vice President.

  Hampton Investors Inc. ("HII")

  HII's offices are located at 2519 Avenue U., Brooklyn, New York 11229 and Charles Mizrahi is its President.

  Rainbow Trading Corporation ("RTC")

  RTC is a Texas corporation organized in November 1990; Stanford C. Finney, Jr. is its President. Its main business office is located at 8201 Preston Road, Suite 520, Dallas, Texas 75225.

Fees, Compensation and Expenses
-------------------------------

  The General Partners receive monthly management fees paid by the Registrant. ATA Research, Inc. receives 1/12 of 1% of month-end Net Asset Value (approximately 1% annually). ProFutures, Inc. receives 1/4 of 1% of month-end Net Asset Value (approximately 3% annually).

  Six of the nine Trading Advisors receive monthly management fees ranging from .0833 to .1667 of 1% (approximately 1 to 2% annually) of month-end Allocated Net Asset Value (paid quarterly). Each of the nine Advisors receives a quarterly incentive fee ranging from 20% to 27.5% of Trading Profits (as defined). The quarterly incentive fees are payable only on cumulative profits achieved by each Advisor. For example, if one of the Advisors to the Registrant experiences a loss after an incentive fee payment is made, that Advisor retains such payments but receives no further incentive fees until such Advisor has recovered the loss and then generated subsequent Trading Profits since the last incentive fee was paid such Advisor. An incentive fee may be paid to one Advisor but the Registrant may experience no change or a decline in its Net Asset Value because of the performance of another Advisor. The General Partners may allocate or reallocate the Registrant's assets at any time among the current Advisors or any others that may be selected. Upon termination of an Advisor's contract, the Registrant may employ other advisory services whose compensation may be calculated without regard to the losses which may be incurred by the present Advisors. Similarly, the Registrant may renew its relationship with each Advisor on the same or different terms.

  Notional Funding Note: As of December 31, 1996, the Fund has allocated notional funds to Advisors equal to approximately 6.2% of the Fund's cash and/or other margin - qualified assets. Of course, this percentage may be higher or lower over any given 12 month period. The management fees paid to an Advisor, if any, are a percentage of the nominal account size of the account if an account had been notionally funded. The nominal account size is equal to a specific amount of funds initially allocated to an Advisor which increases by profits and decreases by losses in the account, but not by additions to or withdrawals of actual funds from the account. Some, but not all, Advisors are expected to be allocated notional funds, and not all of the Advisors allocated notional funds are expected to be paid management fees. Further, the amount of cash and/or other margin-qualified assets in an account managed by an Advisor will vary greatly at various times in the course of the Fund's business, depending on the General Partners general allocation strategy and pertinent margin requirements for the trading strategies undertaken by an Advisor.

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

Regulation
----------

  The U.S. futures markets are regulated under the Commodity Exchange Act
  (CEA), which is administered by the Commodity Futures Trading Commission
  (CFTC), a federal agency created in 1974. The CFTC licenses and regulates commodity exchanges, commodity brokerage firms (referred to in the industry as "Futures Commission Merchants"), Commodity Pool Operators, Commodity Trading Advisors and others. The General Partners are registered by the CFTC as Commodity Pool Operators and each Advisor is registered as a Commodity Trading Advisor.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

  During the fiscal year ended December 31, 1996, no matters were submitted to a vote of the holders of Units of Limited Partnership Interest ("Units") through the solicitation of proxies or otherwise.


                                 PART II


Item 5. Market for the Registrant's Securities and Related Security Holder Matters.

  The Partnership has filed a registration statement with the Securities and Exchange Commission for the sale of up to $38,547,364 in Units of Limited Partnership Interest. Such registration statement became effective as of July 31, 1994. This offering was extended on January 31, 1995 and continued through April 30, 1995. On June 23, 1995, Post-Effective Amendment No. 3 was filed to deregister $20,721,920 of Units of Limited Partnership Interest. As of December 31, 1996, a total of 42,695 Units are outstanding and held by 2,916 Unit holders, including 574 Units of General Partnership interest. During the calendar year 1996 a total of 6,501 Units were redeemed.

  The General Partners have sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. The General Partners made no distributions as of December 31, 1996, or as of the date hereof. A Limited Partner may request and receive redemption of units subject to restrictions in the limited partnership agreement.

Item 6.  Selected Financial Data.

  Following is a summary of certain financial information for the Registrant for the calendar years 1996, 1995, 1994, 1993, 1992, 1991, 1990 and 1989.

                                                      1996
                                                      ----

Realized Gains                                   $ 19,859,370
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                   (4,280,980)
Interest Income                                     4,780,472
Management Fees                                     4,483,854
Incentive Fees                                      3,508,326
Net Income (loss)                                   9,128,038
General Partner Capital                             1,208,324
Limited Partner Capital                            88,652,837
Partnership Capital                                89,861,161
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     2,104.72
Net Income (loss)per Unit*                             197.64


                                                      1995
                                                      ----

Realized Gains                                   $  4,375,196
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                    1,566,823
Interest Income                                     5,379,779
Management Fees                                     5,047,834
Incentive Fees                                      3,372,496
Net Income (loss)                                      (6,415)
General Partner Capital                             1,087,286
Limited Partner Capital                            92,084,180
Partnership Capital                                93,171,466
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     1,893.89
Net Income (loss)per Unit*                               (.12)


                                                      1994
                                                      ----

Realized Gains                                   $  9,310,267
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                   (1,807,923)
Interest Income                                     3,955,212
Management Fees                                     5,046,028
Incentive Fees                                      3,895,306
Net Income (loss)                                    (651,490)
General Partner Capital                             1,079,392
Limited Partner Capital                            94,082,138
Partnership Capital                                95,161,530
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     1,880.14
Net Income (loss)per Unit*                             (12.47)


                                                      1993
                                                      ----

Realized Gains                                   $  2,939,834
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                    4,964,156
Interest Income                                     2,520,939
Management Fees                                     4,058,814
Incentive Fees                                      2,217,831
Net Income (loss)                                   2,169,428
General Partner Capital                             1,078,359
Limited Partner Capital                            99,341,520
Partnership Capital                               100,419,879
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     1,889.57
Net Income (loss)per Unit*                              50.65


                                                      1992
                                                      ----

Realized Gains                                   $  4,100,947
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                      (99,004)
Interest Income                                     1,419,378
Management Fees                                     1,977,799
Incentive Fees                                        903,721
Net Income (loss)                                   1,646,961
General Partner Capital                               533,765
Limited Partner Capital                            51,136,749
Partnership Capital                                51,670,514
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     1,773.56
Net Income (loss)per Unit*                              69.73


                                                      1991
                                                      ----

Realized Gains                                   $  1,462,579
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                    1,394,986
Interest Income                                     1,206,044
Management Fees                                       999,451
Incentive Fees                                        814,700
Net Income (loss)                                   1,712,247
General Partner Capital                               286,900
Limited Partner Capital                            26,838,522
Partnership Capital                                27,125,422
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     1,724.81
Net Income (loss)per Unit*                             133.51


                                                      1990
                                                      ----

Realized Gains                                   $  7,272,563
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                     (445,009)
Interest Income                                     1,425,216
Management Fees                                       848,671
Incentive Fees                                      1,201,766
Net Income (loss)                                   5,666,199
General Partner Capital                               204,177
Limited Partner Capital                            19,793,856
Partnership Capital                                19,998,033
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     1,602.24
Net Income (loss)per Unit*                             447.35


                                                      1989
                                                      ----

Realized Gains                                   $  1,451,912
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                      769,486
Interest Income                                     1,433,457
Management Fees                                       746,144
Incentive Fees                                        585,953
Net Income (loss)                                   1,772,687
General Partner Capital                               183,476
Limited Partner Capital                            15,050,429
Partnership Capital                                15,233,905
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     1,155.51
Net Income (loss)per Unit*                             122.35

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

  (a) Liquidity. From the inception of the Fund on March 7, 1987 to December 31, 1996 substantially all of the Fund's assets have been held in cash or near cash investments, except for the portion used to margin its futures positions and to pay Fund expenses or redemptions requested by Limited Partners. At December 31, 1996 cash and short-term investments in fixed income securities comprised 80% of the Fund's assets and the remaining 20% was on deposit as margin with the Clearing Broker. The Fund earns interest on the amounts on deposit with the Clearing Broker.

  The Fund's operating expenses are accrued and paid on a monthly basis. Accounts payable and accrued expenses at December 31, 1996 including redemptions, represented only 3% of the Fund's assets. The Fund has no fixed assets or long-term debt and expects to have none in the future.

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

  PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

    Year Ended December 31, 1996
    ----------------------------

    1996 was the tenth year of operations. Net income for 1996 amounted to $9,128,038 or $197.64 per Unit. At December 31, 1996, partners' capital totaled $89,861,161, a net decrease of $3,310,305 from December 31, 1995. Net Asset Value per Unit at December 31, 1996 amounted to $2,104.72, as compared with $1,893.89 at December 31, 1995, an increase of 11.13%.

    The Fund's income for 1996 resulted from substantial gains in the foreign interest rate markets for most of the year, as well as gains in the energy and metals markets. These gains were slightly offset by early losses in the bond and interest rate markets.

    Year Ended December 31, 1995
    ----------------------------

    Net loss for 1995 amounted to $6,415, or $.12 per Unit. At December 31, 1995, partners' capital totaled $93,171,466, a net decrease of $1,990,064 from December 31, 1994. Net Asset Value per Unit at December 31, 1995 amounted to $1,893.89, as compared with $1,880.14 at December 31, 1994, an increase of .7%.

    The Fund's overall flat performance was the result of early year losses in several markets, including the currency markets which were offset later in the year with significant gains in the agricultural, global bond and energy markets.

    Year Ended December 31, 1994
    ----------------------------

    Net loss for the year 1994 amounted to $651,490, or $12.47 per Unit. At December 31, 1994 partners' capital totaled $95,161,530, a net decrease of $5,258,349 from December 31, 1993. Net Asset Value per Unit at December 31, 1994 amounted to $1,880.14, as compared to $1,889.57 at December 31, 1993, a decrease of .5%.

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

Item 11.  Executive Compensation.

  As discussed above, the Registrant does not have any officers, directors or employees. The General Partners receive monthly management fees which aggregated $3,623,534 for 1996, or approximately 4% of the Registrant's Net Asset Value.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  (a) As of December 31, 1996, a total of 42,695 Units are issued and outstanding, representing 2 General Partners and 2,914 Limited Partners. The Partnership knows of no one person who owns beneficially more than 5% of the Limited Partners' Units.

  (b) The General Partners and their principals owned 574 General Partnership Units as of December 31, 1996, having an aggregate value of $1,208,324, which is approximately 1.34% of the Net Asset Value of the Registrant.

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


                                 PART IV


Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

  (a)(1)  Financial Statements.

          See index to Financial Statements.

          The financial statements begin on page F-3.

  (a)(2) Schedules other than Schedule II are omitted for the reason that all required information is contained in the financial statements included in (a)(1) above or are not applicable.

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

  (b)  Reports on Form 8-K.

       The Registrant did not file any reports on Form 8-K for the year ended December 31, 1996.

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
Date                           Gary D. Halbert, President
                               ProFutures, Inc., General Partner
                               ATA Research/ProFutures Diversified Fund, L.P.



                          FINANCIAL STATEMENTS AND
            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


              ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.


                        DECEMBER 31, 1996 AND 1995


              ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.

                       INDEX TO FINANCIAL STATEMENTS



                                                                  PAGE

Report of Independent Certified Public Accountants                 F-2

Financial Statements

  Statements of Financial Condition                                F-3

  Statements of Operations                                         F-5

  Statements of Changes in Partners' Capital (Net Asset Value)     F-6

  Notes to Financial Statements                                    F-7

Financial Statement Schedule

  Schedule II - Valuation and Qualifying Accounts                  F-13


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Partners
ATA Research/ProFutures Diversified Fund, L.P.


We have audited the accompanying statements of financial condition of ATA Research/ProFutures Diversified Fund, L.P. (a Delaware Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital (net asset value) and the financial statement schedule for each of the three years in the period ended December 31, 1996. These financial statements and the related schedule are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATA Research/ ProFutures Diversified Fund, L.P. as of December 31, 1996 and 1995, and the results of its operations and changes in partners' capital for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information required to be included therein.

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


                                 KING GRIFFIN & ADAMSON P.C.



Dallas, Texas
January 28, 1997


                 ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 1996 and 1995



                                    ASSETS
                                    ------

                                                     1996             1995
                                                     ----             ----
ASSETS
  Cash and cash equivalents                      $74,035,908      $75,639,538
                                                 -----------      -----------

  Equity in trading accounts on deposit with
    brokers and dealers
      Margin deposit                                       -          357,247
      Interest receivable                                  -            1,673
                                                 -----------      -----------
                                                           -          358,920
                                                 -----------      -----------

  Equity in commodity futures trading accounts
    on deposit with brokers
      Margin deposit                              16,096,477       13,012,372
      Interest receivable - broker                    51,392           86,321
      Net option premiums (received)                (644,260)        (632,793)
      Unrealized gain on open commodity
        futures/options contracts                  1,852,308        6,133,288
                                                 -----------      -----------
                                                  17,355,917       18,599,188
                                                 -----------      -----------

  Interest receivable                              1,145,070          754,280
                                                 -----------      -----------

    TOTAL ASSETS                                 $92,536,895      $95,351,926
                                                 ===========      ===========


                                   - Continued -


   The accompanying notes are an integral part of these financial statements.


                   ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                    STATEMENTS OF FINANCIAL CONDITION - Continued
                            December 31, 1996 and 1995



                 LIABILITIES AND PARTNERS' CAPITAL (NET ASSET VALUE)
                 ---------------------------------------------------

                                                     1996             1995
                                                     ----             ----
LIABILITIES
  Accounts payable                               $     6,795      $    16,204
  Commissions and other trading fees
    on open commodity futures contracts              136,720          160,715
  Incentive fees payable                           1,554,800          823,973
  Management fees payable                            529,837          510,874
  Redemptions payable                                447,582          668,694
                                                 -----------      -----------
    Total liabilities                              2,675,734        2,180,460
                                                 -----------      -----------

PARTNERS' CAPITAL (NET ASSET VALUE)
  General Partners - 574 units outstanding
    at December 31, 1996 and 1995                  1,208,324        1,087,286
  Limited Partners - 42,121 and 48,622 units
    outstanding at December 31, 1996
    and 1995, respectively                        88,652,837       92,084,180
                                                 -----------      -----------

    Total partners' capital (net asset value)     89,861,161       93,171,466
                                                 -----------      -----------

    TOTAL LIABILITIES AND PARTNERS' CAPITAL      $92,536,895      $95,351,926
                                                 ===========      ===========


   The accompanying notes are an integral part of these financial statements.


                 ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                            STATEMENTS OF OPERATIONS
                  Years ended December 31, 1996, 1995 and 1994



                                         1996          1995          1994
                                         ----          ----          ----

INCOME
  Gains (losses) on commodity
    futures/options contracts
      Realized                        $20,115,571   $ 4,558,826   $ 9,313,518
      Change in unrealized             (4,280,980)    1,566,823    (1,807,923)
                                      -----------   -----------   -----------
      Income from trading              15,834,591     6,125,649     7,505,595

  Foreign exchange losses                (256,201)     (183,630)       (3,251)
  Interest                              4,780,472     5,379,779     3,955,212
                                      -----------   -----------   -----------

        Total income                   20,358,862    11,321,798    11,457,556
                                      -----------   -----------   -----------

EXPENSES
  Brokerage commissions and
    other trading fees                  2,849,321     2,423,253     2,673,086
  Management fees                       4,483,854     5,047,834     5,046,028
  Incentive fees                        3,508,326     3,372,496     3,895,306
  Operating expenses                      389,323       484,630       494,626
                                      -----------   -----------   -----------

        Total expenses                 11,230,824    11,328,213    12,109,046
                                      -----------   -----------   -----------

NET INCOME (LOSS)                     $ 9,128,038   $    (6,415)  $  (651,490)
                                      ===========   ===========   ===========

Net income (loss) per General and
  Limited Partner Unit (based on
  weighted - average number of
  units outstanding)                  $    197.64   $      (.12)  $    (12.47)
                                      ===========   ===========   ===========

Increase (decrease) in net asset
  value per General and Limited
  Partner Unit                        $    210.83   $     13.75   $     (9.43)
                                      ===========   ===========   ===========

Number of weighted-average
  units outstanding                        46,185        52,207       52,245
                                      ===========   ===========   ==========


   The accompanying notes are an integral part of these financial statements.


                   ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                 (NET ASSET VALUE)
                    Years ended December 31, 1996, 1995 and 1994



                                Total    Partners' Capital (Net Asset Value)
                              Number of  ------------------------------------
                                Units    General      Limited        Total
                              --------- ----------  -----------  ------------

Balances at
  January 1, 1994               53,144  $1,078,359  $ 99,341,520  $100,419,879

Net loss for the year                -      (4,907)     (646,583)     (651,490)

Additions                        5,551       6,000     9,989,188     9,995,188

Redemptions                     (8,081)          -   (14,502,095)  (14,502,095)

Syndication costs                    -         (60)      (99,892)      (99,952)
                                ------  ----------  ------------  ------------

Balances at
  December 31, 1994             50,614   1,079,392     94,082,138    95,161,530

Net income (loss)
  for the year                       -       7,894       (14,309)       (6,415)

Additions                        7,549           -    14,222,901    14,222,901

Redemptions                     (8,967)          -   (16,064,321)  (16,064,321)

Syndication costs                    -           -      (142,229)     (142,229)
                                ------  ----------  ------------  -------------

Balances at
  December 31, 1995             49,196   1,087,286    92,084,180    93,171,466

Net income for the year              -     121,038     9,007,000     9,128,038

Redemptions                     (6,501)          -   (12,438,343)  (12,438,343)
                                ------  ----------  ------------  ------------

Balances of
  December 31, 1996             42,695  $1,208,324  $ 88,652,837  $ 89,861,161
                                ======  ==========  ============  ============

Net asset value per unit at
  December 31, 1994                     $ 1,880.14
                                        ==========
  December 31, 1995                     $ 1,893.89
                                        ==========
  December 31, 1996                     $ 2,104.72
                                        ==========

Percent of increase (decrease) in per unit net asset value
    1993 to 1994                           (0.50)%
                                           =======
    1994 to 1995                             0.73%
                                           =======
    1995 to 1996                            11.13%
                                           =======


   The accompanying notes are an integral part of these financial statements.


                   ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   General Description of the Partnership
     --------------------------------------

     ATA Research/ProFutures Diversified Fund, L.P. (the Partnership or Fund) is a Delaware limited partnership and operates as a commodity investment pool. As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Acts of 1933 and 1934. As a commodity investment pool, it is subject to regulations of the Commodity Futures Trading Commission, an independent agency of the United States government which regulates most aspects of the commodity futures industry, rules of the National Futures Association, a self regulatory organization, and the requirements of Commodity Exchange and Futures Commission Merchants (brokers) where the Partnership trades.

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

3.   Futures Brokerage Commissions
     -----------------------------

     The fee charged by a broker for executing a trade in the commodity account of the Partnership is usually paid on a "round-turn" basis, that is, only upon the closing of an open position. In some cases however, the brokerage commissions may be charged "half-in half-out". For financial reporting purposes and for calculating the Net Asset Value of the Partnership, commodity brokerage commissions and other trading fees are charged to expense when futures positions are opened. The average "round-turn" fee paid during 1996 and 1995 approximated $11.00.

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

9.   Concentration of Credit Risk
     ----------------------------

     The Company places its cash with high credit quality financial institutions. The Company's exposure to loss to cash placed with a bank (approximately $28,225 at December 31, 1996) should this financial institution fail is the excess over $100,000 which is the amount insured by the Federal Deposit Insurance Corporation.

10.  Use of Estimates and Assumptions
     --------------------------------

     Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

NOTE B - DEPOSITS WITH BROKERS

The Partnership deposits funds with various commodity brokers to act as clearing brokers subject to Commodity Futures Trading Commission and various exchange regulations on minimum deposits. Margin requirements are satisfied by the deposits of U. S. Treasury bills and cash with such brokers. The Partnership earns interest income on the funds deposited with brokers.


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

The General Partners will share Fund profits and losses with the limited partners pro rata to the extent of their investment. Unless they own units exceeding their minimum purchase or net worth requirements, the General Partners may not redeem or transfer their interest so long as they are acting as General Partner(s). At each of the three years ended December 31, 1996, the General Partners had contributed cumulatively $926,500 to the Partnership. Including all cumulative pro-rata Fund profits, the General Partners were in compliance with this requirement.

Also under the Agreement of Limited Partnership, the General Partners are obliged, for as long as they continue to serve as General Partners of the Fund, to maintain in the aggregate a net worth of not less than (i) the lesser of $250,000 or 15% of the aggregate capital contribution to the Fund and any other partnership for which they act as General Partners capitalized at $2,500,000 or less; and (ii) 10% of the aggregate initial capital contributions to the Fund and any other limited partnership capitalized at more than $2,500,000 for which they act as General Partners. For these purposes, "net worth" shall reflect the carrying value of all assets at fair market value and shall exclude capital contributions of the General Partners to the Fund or to any other limited partnership of which they may be General Partners. Net worth will be calculated in accordance with generally accepted accounting principles provided that all current assets shall be based on then current market value and may include any notes receivable, letter of credit or stock subscriptions from the Futures Broker and/or adequately capitalized affiliate(s) of the General Partners. ProFutures, Inc. has a subscription agreement with Internationale Nederlanden (U.S.) Derivatives Clearing, Inc. (ING), the Partnership's primary commodity broker, whereby ING agrees to purchase or subscribe for the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner net worth requirements. At December 31, 1996, the amount of stock subscribed to ProFutures, Inc. is $19,000,090.

A monthly management fee is paid by the Partnership to the General Partners. ATA Research, Inc. receives 1/12 of 1% of month-end Net Asset Value (approximately 1% annually) and ProFutures, Inc. receives 1/4 of 1% of month-end Net Asset Value (approximately 3% annually).

Total management fees earned by ATA Research, Inc. for the years ended December 31, 1996, 1995 and 1994, were $905,191, $949,479 and $945,105, respectively. Total management fees earned by ProFutures, Inc. for the years ended December 31, 1996, 1995 and 1994, were $2,718,343, $2,859,877 and
$2,846,702, respectively.

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

The fair value of derivatives represents unrealized gains and losses on open forward and futures contracts and long and short options at market value. The average fair value of derivatives during 1996 and 1995 was approximately $4,226,000 and $4,244,000, respectively and the related year end fair values are approximately $1,208,000 and $5,500,000, respectively.

Net trading income from derivatives for the years ended December 31, 1996, 1995 and 1994 are reflected in the statement of operations and equals gain from trading less brokerage commissions. Such trading income reflects the net gain arising from the Partnership's speculative trading of futures contracts, options on futures contracts, forward contracts and options on forward contracts.

Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At December 31, 1996 and 1995, the notional amount of open contracts is as follows:

                                                         1996
                                            ----------------------------
                                              Contracts      Contracts
                                             to purchase      to sell
                                            --------------  ------------

Derivatives (excluding purchased options):
  Futures contracts and written
    options thereon:
    - Agriculture                           $   44,800,000  $ 22,900,000
    - Currency and currency
        indices                                 27,200,000    53,400,000
    - Energy                                     3,400,000     3,900,000
    - Equity indices                           121,300,000   104,200,000
    - Interest rates                           398,600,000   138,500,000
    - Metals                                    51,700,000    68,400,000
    - Other                                      3,000,000             -
  Forward contracts and written
    options thereon:
    - Currency                                   4,700,000     4,700,000

Purchased options on:
  Futures contracts:
    - Agriculture                                3,600,000             -
    - Currency and currency
        indices                                  8,000,000             -
    - Equity                                     4,500,000    99,400,000
    - Metals                                     5,600,000             -
                                            --------------  ------------
                                            $  676,400,000  $495,400,000
                                            ==============  ============


                                                         1995
                                            ----------------------------
                                              Contracts      Contracts
                                             to purchase      to sell
                                            --------------  ------------

Derivatives (excluding purchased options):
  Futures contracts and written
    options thereon:
    - Agriculture                           $   46,000,000  $ 17,600,000
    - Currency and currency
        indices                                 15,600,000    86,300,000
    - Energy                                    10,000,000     1,500,000
    - Equity indices                            26,700,000     4,500,000
    - Interest rates                           810,500,000    84,300,000
    - Metals                                    85,100,000    91,100,000
    - Other                                      1,000,000     3,600,000
  Forward contracts and written
    options thereon:
    - Currency                                   6,000,000     6,000,000

Purchased options on:
  Futures contracts:
    - Agriculture                                3,700,000       200,000
    - Currency and currency
        indices                                          -             -
    - Equity                                             -    11,600,000
    - Metals                                     4,300,000             -
                                            --------------  ------------
                                            $1,008,900,000  $306,700,000
                                            ==============  ============


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

NOTE H - ACCOMPANYING INFORMATION - NET ASSET VALUE OF COMMODITY POOL
         AND PARTICIPATION UNITS

A five year comparative table of the Partnership's Net Asset Value, number of units outstanding and Net Asset Value per unit follows:

                                                        December 31,
                                                       -------------
                                                           1996
                                                        -----------

Total Net Asset Value                                   $89,861,161
                                                        ===========

Number of
  participation units                                        42,695
                                                        ===========

Net Asset Value
  per unit                                              $  2,104.72
                                                        ===========


                                                 December 31,
                                         --------------------------
                                              1995          1994
                                          -----------   -----------

Total Net Asset Value                     $93,171,466   $95,161,530
                                          ===========   ===========

Number of
  participation units                          49,196        50,614
                                          ===========   ===========

Net Asset Value
  per unit                                $  1,893.89   $  1,880.14
                                          ===========   ===========


                                                 December 31,
                                         --------------------------
                                              1993          1992
                                          -----------   -----------

Total Net Asset Value                    $100,419,879   $51,670,514
                                         ============   ===========

Number of
  participation units                          53,144        29,134
                                         ============   ===========

Net Asset Value
  per unit                               $   1,889.57   $  1,773.56
                                         ============   ===========


                ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                Years ended December 31, 1996, 1995 and 1994



        (A)                            (B)        (C1)        (C2)
                                                      Additions
                                     Balance   ----------------------
                                     at the     Charged
                                    beginning      to       Charged
                                     of the    costs and   to income
    Description                      period     expenses    accounts
---------------------             -----------   --------   ----------

December 31, 1996
-----------------
  Unrealized gain
    (loss) on open
    commodity futures/
    options contracts              $6,133,288   $      -   $        -
                                   ==========   ========   ==========

Unrealized gain on
  open forward contracts           $        -   $      -   $        -
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
                                   ==========   ========   ==========


        (A)                                 (D)         (E)
                                        Deductions
                                        ----------    Balance
                                          Charged      at the
                                         to income       end
    Description                           accounts     period
---------------------                   ----------   ----------

December 31, 1996
-----------------
  Unrealized gain
    (loss) on open
    commodity futures/
    options contracts                   $4,280,980   $1,852,308
                                        ==========   ==========

Unrealized gain on
  open forward contracts                $        -   $        -
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
                                        ==========   ==========


                ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                  AFFIRMATION OF THE COMMODITY POOL OPERATORS
                                ---------------









To the Partners
ATA Research/ProFutures Diversified Fund, L.P.


The information contained in the accompanying financial statements is accurate and complete to the best of my knowledge and belief.







--------------------------             --------------------------------------
Date                                   Aladin T. Abughazaleh, President
                                       ATA Research, Inc.
                                       Co-Commodity Pool Operator







--------------------------             --------------------------------------
Date                                   Gary D. Halbert, President
                                       ProFutures, Inc.
                                       Co-Commodity Pool Operator


