Form 10-Q
period 1997-03-31
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 1997-05-14
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

X  Quarterly Report Under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the Quarter Ended March 31, 1997
                      --------------

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

Yes  X
No



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.


           ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                 STATEMENTS OF FINANCIAL CONDITION
     March 31, 1997 (Unaudited) and December 31, 1996 (Audited)
                            -----------

                                           March 31,     December 31,
                                             1997           1996
                                             ----           ----
ASSETS
  Cash and cash equivalents              $70,569,385     $75,180,978
  Unrealized gain on open forward
    contracts                                 73,777          73,191
                                         -----------     -----------
                                          70,643,162      75,254,169
                                         -----------     -----------
  Equity in broker trading accounts
    Cash                                  17,994,760      16,147,869
    Net option premiums (received)          (305,524)       (644,260)
    Unrealized gain on open contracts      7,108,723       1,779,117
                                         -----------     -----------
            Deposits with brokers         24,797,959      17,282,726
                                         -----------     -----------
            Total assets                 $95,441,121     $92,536,895
                                         ===========     ===========

LIABILITIES
  Accounts payable                       $    13,853     $     6,795
  Commissions and other trading fees
        on open contracts                    167,745         136,720
  Incentive fees payable                   1,402,149       1,554,800
  Management fees payable                    533,158         529,837
  Redemptions payable                        384,954         447,582
                                         -----------     -----------
            Total liabilities              2,501,859       2,675,734
                                         -----------     -----------
PARTNERS' CAPITAL (Net Asset Value)
  General Partners - 574 units
        outstanding at March 31, 1997
        and December 31, 1996              1,272,135       1,208,324
  Limited Partners - 41,369 and
        42,121 units outstanding
        at March 31, 1997 and
        December 31, 1996                 91,667,127      88,652,837
                                         -----------     -----------
            Total partners' capital
             (Net Asset Value)            92,939,262      89,861,161
                                         -----------     -----------
                                         $95,441,121     $92,536,895
                                         ===========     ===========



                         See accompanying notes.




             ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
           For the Three Months Ended March 31, 1997 and 1996
                               (Unaudited)
                               -----------

                                              Three Months Ended
                                                  March 31,
                                           1997              1996
                                           ----              ----
INCOME
Trading gains (losses)
  Realized                             $ 1,668,865       $ 1,584,199
  Change in unrealized                   5,330,192        (2,874,755)
                                       -----------       -----------
     Gain (loss) from trading            6,999,057        (1,290,556)

  Interest income                        1,221,458         1,239,841
                                       -----------       -----------
     Total income (loss)                 8,220,515           (50,715)
                                       -----------       -----------
EXPENSES
  Brokerage commissions                    848,022           620,071
  Management fees                        1,152,521         1,105,274
  Incentive fees                         1,402,149           350,253
  Operating expenses                       105,590           130,855
                                       -----------       -----------
     Total expenses                      3,508,282         2,206,453
                                       -----------       -----------
     NET INCOME (LOSS)                 $ 4,712,233       $(2,257,168)
                                       ===========       ===========

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period)                              $    111.16       $    (46.13)
                                       ===========       ===========

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                         $    111.15       $    (46.18)
                                       ===========       ===========



                        See accompanying notes.




            ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
          For the Three Months Ended March 31, 1997 and 1996
                             (Unaudited)
                             -----------

                    General              Limited
                    Partners             Partners                Total
               -----------------   --------------------   --------------------
               Units    Amount     Units       Amount     Units      Amount
Balances
 at
 December 31,
 1996           574   $1,208,324   42,121   $88,652,837   42,695   $89,861,161
Net income
 for the
 three months
 ended
 March 31,
 1997                     63,811              4,648,422              4,712,233
Redemptions       0            0     (752)   (1,634,132)    (752)   (1,634,132)
                ---   ----------   ------   -----------   ------   -----------
Balances
 at
 March 31,
 1997           574   $1,272,135   41,369   $91,667,127   41,943   $92,939,262
                ===   ==========   ======   ===========   ======   ===========

Balances
 at
 December 31,
 1995           574   $1,087,286   48,622   $92,084,180   49,196   $93,171,466
Net (loss)
 for the
 three months
 ended
 March 31,
 1996                    (26,512)            (2,230,656)            (2,257,168)
Redemptions       0            0   (1,303)   (2,422,898)  (1,303)   (2,422,898)
                ---   ----------   ------   -----------   ------   -----------
Balances
 at
 March 31,
 1996           574   $1,060,774   47,319   $87,430,626   47,893   $88,491,400
                ===   ==========   ======   ===========   ======   ===========

Net asset value
 per unit at
  December 31, 1995                         $  1,893.89
                                            ===========
  March 31, 1996                            $  1,847.71
                                            ===========
  December 31, 1996                         $  2,104.72
                                            ===========
  March 31, 1997                            $  2,215.87
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

         C.  Method of Reporting

             The Partnership's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Partnership's management. Gains or losses are realized when contracts are liquidated. Net unrealized gain or loss on open contracts (the difference between contract purchase price and market price) are reported in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

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

Note 2.  GENERAL PARTNERS

         The General Partners of the Partnership are ATA Research, Inc. and ProFutures, Inc., which conduct and manage the business of the Partnership. The Agreement of Limited Partnership requires the General Partners to contribute to the Partnership an amount in the aggregate equal to the greater of $100,000 or 1% of the aggregate initial capitalization of the Partnership. As of March 31, 1997, the General Partners and their principals have contributed $926,500 to the Partnership.



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

         Total management fees earned by ATA Research, Inc. for the three months ended March 31, 1997 and 1996 were $233,330 and $228,489, respectively. Total management fees earned by ProFutures, Inc. for the three months ended March 31, 1997 and 1996 were $669,991 and $688,218, respectively.

Note 3.  COMMODITY TRADING ADVISORS

         The Partnership has trading advisory contracts with several unrelated commodity trading advisors, pursuant to which the Partnership pays selected advisors a quarterly incentive ranging from 20% to 29% of excess cumulative Trading Profits (as defined in the trading advisory contracts) and a management fee ranging from 0% to 2.8% annually of Allocated Net Asset Value (as defined) on that portion of the Partnership's assets which they direct.

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

Note 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

         Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partners. The Partnership's offering of Units of Limited Partnership Interest terminated on April 30, 1995.



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



              ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         The fair value of derivatives represents unrealized gains and losses on open forward and futures contracts and long and short options at market value. The average fair value of derivatives during the three months ended March 31, 1997 and 1996 was approximately $3,618,000 and $3,757,000, respectively, and the fair value as of March 31, 1997 and December 31, 1996 is approximately $6,877,000 and $1,208,000, respectively.

         Net trading results from derivatives for the three months ended
         March 31, 1997 and 1996 are reflected in the statement of operations and equal gain (loss) from trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts, options on futures contracts, forward contracts and options on forward contracts.

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At March 31, 1997 and December 31, 1996, the notional amount of open contracts is as follows:

                                March 31,                   December 31,
                                  1997                          1996
                       ----------------------------  --------------------------
                       Contracts to   Contracts to   Contracts to  Contracts to
                         Purchase         Sell         Purchase        Sell
                       ------------  --------------  ------------  ------------

Derivatives (excluding
 purchased options):
  Futures contracts
   and written options
   thereon:
    - Agriculture      $ 71,100,000  $   53,700,000  $ 44,800,000  $ 22,900,000
    - Currency and
        currency
        indices          50,000,000      30,300,000    27,200,000    53,400,000
    - Energy              2,000,000       4,700,000     3,400,000     3,900,000
    - Equity indices     66,000,000      59,200,000   121,300,000   104,200,000
    - Interest rates     82,700,000     874,800,000   398,600,000   138,500,000
    - Metals             72,400,000      49,400,000    51,700,000    68,400,000
    - Other                       0       2,300,000     3,000,000             0
  Forward Contracts
    and written options
    thereon:
    - Currency            4,300,000       4,400,000     4,700,000     4,700,000

Purchased options on:
  Futures Contracts:
    - Agriculture        22,200,000         200,000     3,600,000             0
    - Currency and
       currency
       indices           13,100,000               0     8,000,000             0
    - Interest rates      3,600,000               0             0             0
    - Metals                      0       2,500,000     5,600,000             0
    - Equity indices              0               0     4,500,000    99,400,000
                       ------------  --------------  ------------  ------------

                       $387,400,000  $1,081,500,000  $676,400,000  $495,400,000
                       ============  ==============  ============  ============



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

          As of March 31, 1997, 41,942.6197 Units are outstanding, including 574.1020 General Partner Units, with an aggregate Net Asset Value of $92,939,262 ($2,215.87 per Unit).

     C. RESULTS OF OPERATIONS: The Registrant commenced commodity trading during August, 1987. For the years ended December 31, 1994, 1995 and 1996, the Registrant realized net income (loss) of $(651,490), $(6,415) and $9,128,038, respectively. For the three months ended March 31, 1997 the Registrant had net income of $4,712,233, as compared to a net loss of $2,257,168 for the three months ended March 31, 1996.

          The Fund's gains for the quarter ended March 31, 1997 resulted from significant January gains in the foreign currency markets, as well as February gains in the energy, metal and grain markets and March gains in grain, equity indices and interest rate markets. These gains were slightly reduced by losses in the month of January in the non-U.S. interest rate markets, February losses in non-U.S. equity indices and March losses in the foreign currency, metals and energy markets.

          The Fund's losses for the quarter ended March 31, 1996 resulted from significant February losses in the bond and interest rate markets, as well as February losses in the energy, metal and grain markets. The February losses were slightly offset by gains in the months of January and March in the interest rate, currency and precious metals markets.

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

          There were no reports filed on Form 8-K.

          Exhibits filed herewith:

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