Form 10-Q
period 1997-06-30
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 1997-08-14
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

X  Quarterly Report Under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the Quarter Ended June 30, 1997
                      --------------

Commission File Number 0-16898
                       -------



ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
----------------------------------------------
(Exact name of registrant)


       Delaware                             75-2197831
-----------------------        -----------------------------------
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

Yes  X
No



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.


           ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                 STATEMENTS OF FINANCIAL CONDITION
      June 30, 1997 (Unaudited) and December 31, 1996 (Audited)
                            -----------

                                           June 30,     December 31,
                                             1997           1996
                                             ----           ----
ASSETS
  Cash and cash equivalents              $66,895,646     $75,180,978
  Unrealized gain on open forward
    contracts                                      0          73,191
                                         -----------     -----------
                                          66,895,646      75,254,169
                                         -----------     -----------
  Equity in broker trading accounts
    Cash                                  21,425,465      16,147,869
    Net option premiums (received)           (31,068)       (644,260)
    Unrealized gain on open contracts      1,598,315       1,779,117
                                         -----------     -----------
            Deposits with brokers         22,992,712      17,282,726
                                         -----------     -----------
            Total assets                 $89,888,358     $92,536,895
                                         ===========     ===========

LIABILITIES
  Accounts payable                       $     4,917     $     6,795
  Commissions and other trading fees
        on open contracts                    159,143         136,720
  Incentive fees payable                     958,315       1,554,800
  Management fees payable                    504,631         529,837
  Redemptions payable                        913,477         447,582
                                         -----------     -----------
            Total liabilities              2,540,483       2,675,734
                                         -----------     -----------
PARTNERS' CAPITAL (Net Asset Value)
  General Partners - 574 units
        outstanding at June 30, 1997
        and December 31, 1996              1,231,489       1,208,324
  Limited Partners - 40,146 and
        42,121 units outstanding
        at June 30, 1997 and
        December 31, 1996                 86,116,386      88,652,837
                                         -----------     -----------
            Total partners' capital
             (Net Asset Value)            87,347,875      89,861,161
                                         -----------     -----------
                                         $89,888,358     $92,536,895
                                         ===========     ===========


                         See accompanying notes.



             ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
            For the Six Months Ended June 30, 1997 and 1996
                              (Unaudited)
                               -----------

                                              Six Months Ended
                                                  June 30,
                                           1997              1996
                                           ----              ----
INCOME
Trading gains (losses)
  Realized                             $ 6,030,616       $ 4,084,523
  Change in unrealized                    (253,993)       (2,240,871)
                                       -----------       -----------
     Gain from trading                   5,776,623         1,843,652

  Interest income                        2,451,474         2,427,707
                                       -----------       -----------
     Total income                        8,228,097         4,271,359
                                       -----------       -----------
EXPENSES
  Brokerage commissions                  1,689,813         1,277,155
  Management fees                        2,254,044         2,235,154
  Incentive fees                         2,360,464           831,377
  Operating expenses                       192,158           219,451
                                       -----------       -----------
     Total expenses                      6,496,479         4,563,137
                                       -----------       -----------
     NET INCOME (LOSS)                 $ 1,731,618       $  (291,778)
                                       ===========       ===========

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period)                              $     41.25       $     (6.05)
                                       ===========       ===========

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                         $     40.35       $     (5.52)
                                       ===========       ===========


                        See accompanying notes.



             ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
           For the Three Months Ended June 30, 1997 and 1996
                              (Unaudited)
                               -----------

                                             Three Months Ended
                                                  June 30,
                                           1997              1996
                                           ----              ----
INCOME
Trading gains (losses)
  Realized                             $ 4,361,751       $ 2,500,324
  Change in unrealized                  (5,584,185)          633,884
                                       -----------       -----------
     Gain (loss) from trading           (1,222,434)        3,134,208

  Interest income                        1,230,016         1,187,866
                                       -----------       -----------
     Total income                            7,582         4,322,074
                                       -----------       -----------
EXPENSES
  Brokerage commissions                    841,791           657,084
  Management fees                        1,101,523         1,129,880
  Incentive fees                           958,315           481,124
  Operating expenses                        86,568            88,596
                                       -----------       -----------
     Total expenses                      2,988,197         2,356,684
                                       -----------       -----------
     NET INCOME (LOSS)                 $(2,980,615)      $ 1,965,390
                                       ===========       ===========

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period)                              $    (71.70)      $     41.40
                                       ===========       ===========

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                         $    (70.80)      $     40.66
                                       ===========       ===========


                        See accompanying notes.


            ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
           For the Six Months Ended June 30, 1997 and 1996
                             (Unaudited)
                             -----------

                    General              Limited
                    Partners             Partners                Total
               -----------------   --------------------   --------------------
               Units    Amount     Units       Amount     Units      Amount
Balances
 at
 December 31,
 1996           574   $1,208,324   42,121   $88,652,837   42,695   $89,861,161
Net income
 for the
 six months
 ended
 June 30,
 1997                     23,165              1,708,453              1,731,618
Redemptions       0            0   (1,975)   (4,244,904)  (1,975)   (4,244,904)
                ---   ----------   ------   -----------   ------   -----------
Balances
 at
 June 30,
 1997           574   $1,231,489   40,146   $86,116,386   40,720   $87,347,875
                ===   ==========   ======   ===========   ======   ===========

Balances
 at
 December 31,
 1995           574   $1,087,286   48,622   $92,084,180   49,196   $93,171,466
Net (loss)
 for the
 six months
 ended
 June 30,
 1996                     (3,169)              (288,609)              (291,778)
Redemptions       0            0   (3,102)   (5,836,827)  (3,102)   (5,836,827)
                ---   ----------   ------   -----------   ------   -----------
Balances
 at
 June 30,
 1996           574   $1,084,117   45,520   $85,958,744   46,094   $87,042,861
                ===   ==========   ======   ===========   ======   ===========

Net asset value
 per unit at
  December 31, 1996                         $  2,104.72
                                            ===========
  June 30, 1997                             $  2,145.07
                                            ===========
  December 31, 1995                         $  1,893.89
                                            ===========
  June 30, 1996                             $  1,888.37
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

Note 2.  GENERAL PARTNERS

         The General Partners of the Partnership are ATA Research, Inc. and ProFutures, Inc., which conduct and manage the business of the Partnership. The Agreement of Limited Partnership requires the General Partners to contribute to the Partnership an amount in the aggregate equal to the greater of $100,000 or 1% of the aggregate initial capitalization of the Partnership. As of June 30, 1997, the General Partners and their principals have contributed $926,500 to the Partnership.



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

         Total management fees earned by ATA Research, Inc. for the six months ended June 30, 1997 and 1996 were $456,437 and $456,875, respectively, and for the three months ended June 30, 1997 and 1996, were $223,107 and $226,759, respectively. Total management fees earned by ProFutures, Inc. for the six months ended June 30, 1997 and 1996 were $1,369,912 and $1,373,396, respectively, and for the three months ended June 30, 1997 and 1996, were $669,921 and $680,277, respectively.

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



              ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         The fair value of derivatives represents unrealized gains and losses on open forward and futures contracts and long and short options at market value. The average fair value of derivatives during the six months ended June 30, 1997 and 1996 was approximately $3,265,000 and $3,938,000, respectively, and the fair value as of June 30, 1997 and December 31, 1996 is approximately $1,567,000 and $1,208,000, respectively.

         Net trading results from derivatives for the six and three months ended June 30, 1997 and 1996 are reflected in the statement of operations and equal gain (loss) from trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts, options on futures contracts, forward contracts and options on forward contracts.

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At June 30, 1997 and December 31, 1996, the notional amount of open contracts is as follows:

                                June 30,                    December 31,
                                  1997                          1996
                       ----------------------------  --------------------------
                       Contracts to   Contracts to   Contracts to  Contracts to
                         Purchase         Sell         Purchase        Sell
                       ------------  --------------  ------------  ------------

Derivatives (excluding
 purchased options):
  Futures contracts
   and written options
   thereon:
    - Agriculture      $ 27,700,000  $   24,100,000  $ 44,800,000  $ 22,900,000
    - Currency and
        currency
        indices          26,800,000      83,800,000    27,200,000    53,400,000
    - Energy              3,300,000       9,700,000     3,400,000     3,900,000
    - Equity indices     80,000,000      55,300,000   121,300,000   104,200,000
    - Interest rates    615,800,000     171,800,000   398,600,000   138,500,000
    - Metals             69,500,000      68,600,000    51,700,000    68,400,000
    - Other                       0       3,400,000     3,000,000             0
  Forward Contracts
    and written options
    thereon:
    - Currency                    0               0     4,700,000     4,700,000

Purchased options on:
  Futures Contracts:
    - Agriculture         8,800,000         900,000     3,600,000             0
    - Currency and
       currency
       indices                    0       6,200,000     8,000,000             0
    - Interest rates     14,500,000               0             0             0
    - Metals              4,400,000       4,900,000     5,600,000             0
    - Equity indices              0               0     4,500,000    99,400,000
                       ------------  --------------  ------------  ------------

                       $850,800,000  $  428,700,000  $676,400,000  $495,400,000
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

          As of June 30, 1997, 40,720.3689 Units are outstanding, including 574.1020 General Partner Units, with an aggregate Net Asset Value of $87,347,875 ($2,145.07 per Unit).

     C. RESULTS OF OPERATIONS: The Registrant commenced commodity trading during August, 1987. For the years ended December 31, 1994, 1995 and 1996, the Registrant realized net income (loss) of $(651,490), $(6,415) and $9,128,038, respectively. For the three months ended June 30, 1997 the Registrant had a net loss of $2,980,615, as compared to net income of $1,965,390 for the three months ended June 30, 1996. For the six months ended June 30, 1997 the Registrant had net income of $1,731,618 as compared to a net loss of $291,778 for the six months ended June 30, 1996.

          The Fund's loss for the quarter ended June 30, 1997 resulted from significant May gains in the food and fiber, foreign currency, non-U.S. interest rates and base metals markets, which only partially offset large losses in the U.S. equity indices and non-U.S. interest rates markets in April and losses in the grains market during June.


          The Fund's income for the quarter ended March 31, 1997 resulted from significant January gains in the foreign currency markets, as well as February gains in the energy, metals and grain markets and March gains in grain, equity indices and interest rates markets. These gains were slightly reduced by losses in the month of January in the non-U.S. interest rate markets, February losses in non-U.S. equity indices and March losses in the foreign currency, metals and energy markets.

          The Fund's income for the quarter ended June 30, 1996 resulted from large gains in the interest rates, energy and grain markets in April, which were largely offset by losses in grains, foreign currencies and interest rates in May, followed by gains in the bond, energy and foreign currency markets in June.

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