Form 10-Q
period 1997-09-30
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 1997-11-07
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

X  Quarterly Report Under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the Quarter Ended September 30, 1997
                      --------------

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

Yes  X
No



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.


           ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                 STATEMENTS OF FINANCIAL CONDITION
  September 30, 1997 (Unaudited) and December 31, 1996 (Audited)
                            -----------

                                        September 30,    December 31,
                                            1997            1996
                                            ----            ----
ASSETS
  Cash and cash equivalents              $69,614,417     $75,180,978
  Unrealized gain on open forward
    contracts                                      0          73,191
                                         -----------     -----------
                                          69,614,417      75,254,169
                                         -----------     -----------
  Equity in broker trading accounts
    Cash                                  20,920,829      16,147,869
    Net option premiums (received)          (809,015)       (644,260)
    Unrealized gain on open contracts      2,981,437       1,779,117
                                         -----------     -----------
            Deposits with brokers         23,093,251      17,282,726
                                         -----------     -----------
            Total assets                 $92,707,668     $92,536,895
                                         ===========     ===========

LIABILITIES
  Accounts payable                       $     5,451     $     6,795
  Commissions and other trading fees
        on open contracts                    156,587         136,720
  Incentive fees payable                     434,531       1,554,800
  Management fees payable                    533,953         529,837
  Redemptions payable                        518,365         447,582
                                         -----------     -----------
            Total liabilities              1,648,887       2,675,734
                                         -----------     -----------
PARTNERS' CAPITAL (Net Asset Value)
  General Partners - 574 units
        outstanding at September 30, 1997
        and December 31, 1996              1,310,198       1,208,324
  Limited Partners - 39,326 and
        42,121 units outstanding
        at September 30, 1997 and
        December 31, 1996                 89,748,583      88,652,837
                                         -----------     -----------
            Total partners' capital
             (Net Asset Value)            91,058,781      89,861,161
                                         -----------     -----------
                                         $92,707,668     $92,536,895
                                         ===========     ===========


                         See accompanying notes.



             ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
         For the Nine Months Ended September 30, 1997 and 1996
                              (Unaudited)
                               -----------

                                             Nine Months Ended
                                                September 30,
                                           1997              1996
                                           ----              ----
INCOME
Trading gains
  Realized                             $11,457,135       $ 6,999,112
  Change in unrealized                   1,129,129         2,317,264
                                       -----------       -----------
     Gain from trading                  12,586,264         9,316,376

  Interest income                        3,698,510         3,576,881
                                       -----------       -----------
     Total income                       16,284,774        12,893,257
                                       -----------       -----------
EXPENSES
  Brokerage commissions                  2,503,616         2,045,056
  Management fees                        3,409,596         3,326,091
  Incentive fees                         2,770,792         1,953,525
  Operating expenses                       275,335           304,311
                                       -----------       -----------
     Total expenses                      8,959,339         7,628,983
                                       -----------       -----------
     NET INCOME                        $ 7,325,435       $ 5,264,274
                                       ===========       ===========

NET INCOME PER GENERAL AND
  LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period)                              $    176.72       $    111.54
                                       ===========       ===========

INCREASE IN NET ASSET VALUE
  PER GENERAL AND LIMITED
  PARTNER UNIT                         $    177.45       $    122.24
                                       ===========       ===========


                        See accompanying notes.



             ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
         For the Three Months Ended September 30, 1997 and 1996
                              (Unaudited)
                               -----------

                                             Three Months Ended
                                                September 30,
                                           1997              1996
                                           ----              ----
INCOME
Trading gains
  Realized                             $ 5,426,519       $ 2,914,589
  Change in unrealized                   1,383,122         4,558,135
                                       -----------       -----------
     Gain from trading                   6,809,641         7,472,724

  Interest income                        1,247,036         1,149,174
                                       -----------       -----------
     Total income                        8,056,677         8,621,898
                                       -----------       -----------
EXPENSES
  Brokerage commissions                    813,803           767,901
  Management fees                        1,155,552         1,090,937
  Incentive fees                           410,328         1,122,148
  Operating expenses                        83,177            84,860
                                       -----------       -----------
     Total expenses                      2,462,860         3,065,846
                                       -----------       -----------
     NET INCOME                        $ 5,593,817       $ 5,556,052
                                       ===========       ===========

NET INCOME PER GENERAL AND
  LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period)                              $    138.46       $    122.98
                                       ===========       ===========

INCREASE IN NET ASSET VALUE
  PER GENERAL AND LIMITED
  PARTNER UNIT                         $    137.10       $    127.76
                                       ===========       ===========


                        See accompanying notes.


            ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
         For the Nine Months Ended September 30, 1997 and 1996
                             (Unaudited)
                             -----------

                   General              Limited
                   Partners             Partners                  Total
              -----------------   ---------------------   ---------------------
              Units    Amount     Units       Amount      Units       Amount
Balances
 at
 December 31,
 1996          574   $1,208,324   42,121   $ 88,652,837   42,695   $ 89,861,161
Net income
 for the
 nine months
 ended
 September 30,
 1997                   101,874               7,223,561               7,325,435
Redemptions      0            0   (2,795)    (6,127,815)  (2,795)    (6,127,815)
               ---   ----------   ------   ------------   ------   ------------
Balances
 at
 September 30,
 1997          574   $1,310,198   39,326   $ 89,748,583   39,900   $ 91,058,781
               ===   ==========   ======   ============   ======   ============

Balances
 at
 December 31,
 1995          574   $1,087,286   48,622   $ 92,084,180   49,196   $ 93,171,466
Net income
 for the
 nine months
 ended
 September 30,
 1996                    70,178               5,194,096              5,264,274
Redemptions      0            0   (5,673)   (10,688,479)  (5,673)   (10,688,479)
               ---   ----------   ------   ------------   ------   ------------
Balances
 at
 September 30,
 1996          574   $1,157,464   42,949   $ 86,589,797   43,523   $ 87,747,261
               ===   ==========   ======   ============   ======   ============

Net asset value
 per unit at
  December 31, 1996                         $  2,104.72
                                            ===========
  September 30, 1997                        $  2,282.17
                                            ===========
  December 31, 1995                         $  1,893.89
                                            ===========
  September 30, 1996                        $  2,016.13
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

Note 2.  GENERAL PARTNERS

         The General Partners of the Partnership are ATA Research, Inc. and ProFutures, Inc., which conduct and manage the business of the Partnership. The Agreement of Limited Partnership requires the General Partners to contribute to the Partnership an amount in the aggregate equal to the greater of $100,000 or 1% of the aggregate initial capitalization of the Partnership. As of September 30, 1997, the General Partners and their principals have contributed $926,500 to the Partnership.



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

         Total management fees earned by ATA Research, Inc. for the nine months ended September 30, 1997 and 1996 were $688,674 and $672,894, respectively, and for the three months ended September 30, 1997 and 1996, were $232,237 and $216,019, respectively. Total management fees earned by ProFutures, Inc. for the nine months ended September 30, 1997 and 1996 were $2,066,623 and $2,021,454, respectively, and for the three months ended September 30, 1997 and 1996, were $696,710 and $648,058, respectively.

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



              ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         The fair value of derivatives represents unrealized gains and losses on open forward and futures contracts and long and short options at market value. The average fair value of derivatives during the nine months ended September 30, 1997 and 1996 was approximately $3,430,000 and $4,270,000, respectively, and the fair value as of September 30, 1997 and December 31, 1996 is approximately $2,172,000 and $1,208,000, respectively.

         Net trading results from derivatives for the nine and three months ended September 30, 1997 and 1996 are reflected in the statement of operations and equal gain from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures contracts, options on futures contracts, forward contracts and options on forward contracts.

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At September 30, 1997 and December 31, 1996, the notional amount of open contracts is as follows:

                              September 30,                  December 31,
                                  1997                          1996
                       ----------------------------  --------------------------
                       Contracts to   Contracts to   Contracts to  Contracts to
                         Purchase         Sell         Purchase        Sell
                       ------------  --------------  ------------  ------------

Derivatives (excluding
 purchased options):
  Futures contracts
   and written options
   thereon:
    - Agriculture      $ 37,200,000  $   35,300,000  $ 44,800,000  $ 22,900,000
    - Currency and
        currency
        indices          34,200,000      26,100,000    27,200,000    53,400,000
    - Energy             12,000,000       1,700,000     3,400,000     3,900,000
    - Equity indices     94,900,000      98,900,000   121,300,000   104,200,000
    - Interest rates    525,700,000     238,800,000   398,600,000   138,500,000
    - Metals             87,200,000      65,000,000    51,700,000    68,400,000
    - Other               3,500,000               0     3,000,000             0
  Forward Contracts
    and written options
    thereon:
    - Currency                    0               0     4,700,000     4,700,000

Purchased options on:
  Futures Contracts:
    - Agriculture                 0               0     3,600,000             0
    - Currency and
       currency
       indices                    0               0     8,000,000             0
    - Metals              1,800,000               0     5,600,000             0
    - Equity indices              0               0     4,500,000    99,400,000
                       ------------  --------------  ------------  ------------

                       $796,500,000  $  465,800,000  $676,400,000  $495,400,000
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

          As of September 30, 1997, 39,900.1485 Units are outstanding, including 574.1020 General Partner Units, with an aggregate Net Asset Value of $91,058,781 ($2,282.17 per Unit).

     C. RESULTS OF OPERATIONS: The Registrant commenced commodity trading during August 1987. For the years ended December 31, 1994, 1995 and 1996, the Registrant realized net income (loss) of $(651,490), $(6,415) and $9,128,038, respectively. For the three months ended September 30, 1997 the Registrant had net income of $5,593,817, as compared to net income of $5,556,052 for the three months ended September 30, 1996. For the nine months ended September 30, 1997 the Registrant had net income of $7,325,435 as compared to net income of $5,264,274 for the nine months ended September 30, 1996.

          The Fund's income for the quarter ended September 30, 1997 resulted from significant July gains in the foreign currency and interest rate markets which were partially reduced in August by losses in the interest rate and base metals markets, followed by gains in the interest rate markets in September.

          The Fund's loss for the quarter ended June 30, 1997 resulted from significant May gains in the food and fiber, foreign currency, non-U.S. interest rate and base metals markets, which only partially offset large losses in the U.S. equity indices and non-U.S. interest rate markets in April and losses in the grain markets during June.

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