Form 10-K
period 1997-12-31
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 1998-03-26
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1997
                            -----------------

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



ATA Research, Inc.                              ProFutures, Inc.
8144 Walnut Hill Lane                           1310 Highway 620
Suite 300                                       Suite 200
Dallas, Texas  75231                            Austin, Texas  78734
--------------------------                      --------------------
               (Address of principal executive offices)

                     Registrant's telephone numbers

(214) 346-4900                                       (800) 348-3601
--------------                                       --------------

Securities registered pursuant to Section 12(b) of the Act

   Title of each class.      Name of each exchange on which registered.
   --------------------      ------------------------------------------

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

  The Registrant maintains offices at those of its respective co-General Partners. Specifically, the office of ProFutures, Inc. and an office of the Registrant is located at 1310 Highway 620, Suite 200, Austin, Texas 78734; the telephone number is (800) 348-3601. The office of ATA Research, Inc. and the other office of the Registrant is located at 8144 Walnut Hill Lane, Suite 300, Dallas, Texas 75231; the telephone number is
  (214) 346-4900.

Trading Activity
----------------

  ATA Research, Inc. and ProFutures, Inc. are the General Partners of the Registrant. The General Partners administer the business and affairs of the Registrant (exclusive of its trading operations). Trading decisions are made by independent Commodity Trading Advisors chosen by the General Partners. At December 31, 1997 there are nine Commodity Trading
  Advisors: Fundamental Futures, Inc.; Wizard Trading, Inc.; Willowbridge Associates, Inc.; Atlas Capital Management, Inc.; Rabar Market Research, Inc.; Dominion Capital Management, Inc.; Hyman Beck & Co., Inc.;
  Hampton Investors Inc.; Rainbow Trading Corporation; (collectively, the "Advisors"). All advisory fees are paid by the Registrant. Advisors may be changed from time to time by the General Partners.

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

  ProFutures, Inc., a Texas corporation, is a guaranteed Introducing Broker of Internationale Nederlanden (U.S.) Securities, Futures & Options Inc. (ING). It is also registered with the CFTC as a Commodity Trading Advisor and Commodity Pool Operator and is a member of the NFA. Gary D. Halbert is the Chairman and President and principal stockholder of ProFutures, Inc., which was incorporated and began operation in December, 1984, and specializes in speculative managed futures accounts.

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

  Rabar Market Research, Inc. ("RMR")

  RMR's offices are located at 10 Bank Street, Suite 830, White Plains, New York 10606-1933. Paul Rabar is the President.

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

  Notional Funding Note: As of December 31, 1997, the Fund has allocated notional funds to Advisors equal to approximately 14.9% of the Fund's cash and/or other margin - qualified assets. Of course, this percentage may be higher or lower over any given 12 month period. The management fees paid to an Advisor, if any, are a percentage of the nominal account size of the account if an account had been notionally funded. The nominal account size is equal to a specific amount of funds initially allocated to an Advisor which increases by profits and decreases by losses in the account, but not by additions to or withdrawals of actual funds from the account. Some, but not all, Advisors are expected to be allocated notional funds, and not all of the Advisors allocated notional funds are expected to be paid management fees. Further, the amount of cash and/or other margin-qualified assets in an account managed by an Advisor will vary greatly at various times in the course of the Fund's business, depending on the General Partners general allocation strategy and pertinent margin requirements for the trading strategies undertaken by an Advisor.

  The Registrant is obligated to pay its periodic operating expenses, consisting substantially of preparation of the limited partners' tax return information, filing and recording charges, legal, printing, accounting and auditing fees plus non-recurring expenses. Those periodic recurring expenses are estimated at approximately .5% of the Registrant's average annual Net Asset Value. Non-recurring expenses, not included within these estimates, include expenses associated with significant litigation including, but not limited to, class action suits, suits involving the indemnification provisions of the Agreement of the Limited Partnership or any other agreement to which the Registrant is a party; by their nature, the dollar amount of non-recurring expenses cannot be estimated.

  Additional descriptions and definitions are set forth in "Fees, Compensation and Expenses" on Pages 38-42 of Registrant's Prospectus dated August 30, 1993, which is incorporated herein by reference.

Brokerage Arrangements
----------------------

  Registrant's brokerage arrangements with ING (formerly Quantum Financial Services, Inc.) are set forth in "Brokerage Arrangements" on Page 134 of Registrant's Prospectus dated August 30, 1993, which is incorporated herein by reference.

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

Year 2000
---------

  The General Partners are in the process of evaluating the effect of Year 2000 issues on the Partnership. The internal software of both General Partners is Year 2000 compliant. The General Partners anticipate no internal operational problems with respect to the Partnership related to the Year 2000. Both General Partners continue to evaluate the effect of the Year 2000 issue with respect to the Partnership's outside service providers and advisors. It is anticipated that any costs incurred in connection with internal operating problems relating to Year 2000 issues will be borne by the General Partners.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

  During the fiscal year ended December 31, 1997, no matters were submitted to a vote of the holders of Units of Limited Partnership Interest ("Units") through the solicitation of proxies or otherwise.


                                 PART II


Item 5. Market for the Registrant's Securities and Related Security Holder Matters.

  The Partnership has filed a registration statement with the Securities and Exchange Commission for the sale of up to $38,547,364 in Units of Limited Partnership Interest. Such registration statement became effective as of July 31, 1994. This offering was extended on January 31, 1995 and continued through April 30, 1995. On June 23, 1995, Post-Effective Amendment No. 3 was filed to deregister $20,721,920 of Units of Limited Partnership Interest. As of December 31, 1997, a total of 38,501 Units are outstanding and held by 2,629 Unit holders, including 574 Units of General Partnership interest. During the calendar year 1997 a total of 4,194 Units were redeemed.

  The General Partners have sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. The General Partners made no distributions as of December 31, 1997, or as of the date hereof. A Limited Partner may request and receive redemption of Units subject to restrictions in the limited partnership agreement.

Item 6.  Selected Financial Data.

  Following is a summary of certain financial information for the Registrant for the calendar years 1997, 1996, 1995, 1994, 1993, 1992, 1991, 1990 and
  1989.

                                                      1997
                                                      ----

Realized Gains                                   $ 12,910,062
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                    2,218,892
Interest Income                                     4,917,717
Management Fees                                     4,544,748
Incentive Fees                                      3,224,784
Net Income (loss)                                   8,533,713
General Partner Capital                             1,328,151
Limited Partner Capital                            87,741,893
Partnership Capital                                89,070,044
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     2,313.44
Net Income (loss) per Unit*                            208.27


                                                      1996
                                                      ----

Realized Gains                                   $ 19,859,370
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                   (4,280,980)
Interest Income                                     4,780,472
Management Fees                                     4,483,854
Incentive Fees                                      3,508,326
Net Income (loss)                                   9,128,038
General Partner Capital                             1,208,324
Limited Partner Capital                            88,652,837
Partnership Capital                                89,861,161
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     2,104.72
Net Income (loss) per Unit*                            197.64


                                                      1995
                                                      ----

Realized Gains                                   $  4,375,196
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                    1,566,823
Interest Income                                     5,379,779
Management Fees                                     5,047,834
Incentive Fees                                      3,372,496
Net Income (loss)                                      (6,415)
General Partner Capital                             1,087,286
Limited Partner Capital                            92,084,180
Partnership Capital                                93,171,466
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     1,893.89
Net Income (loss) per Unit*                              (.12)


                                                      1994
                                                      ----

Realized Gains                                   $  9,310,267
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                   (1,807,923)
Interest Income                                     3,955,212
Management Fees                                     5,046,028
Incentive Fees                                      3,895,306
Net Income (loss)                                    (651,490)
General Partner Capital                             1,079,392
Limited Partner Capital                            94,082,138
Partnership Capital                                95,161,530
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     1,880.14
Net Income (loss) per Unit*                            (12.47)


                                                      1993
                                                      ----

Realized Gains                                   $  2,939,834
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                    4,964,156
Interest Income                                     2,520,939
Management Fees                                     4,058,814
Incentive Fees                                      2,217,831
Net Income (loss)                                   2,169,428
General Partner Capital                             1,078,359
Limited Partner Capital                            99,341,520
Partnership Capital                               100,419,879
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     1,889.57
Net Income (loss) per Unit*                             50.65


                                                      1992
                                                      ----

Realized Gains                                   $  4,100,947
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                      (99,004)
Interest Income                                     1,419,378
Management Fees                                     1,977,799
Incentive Fees                                        903,721
Net Income (loss)                                   1,646,961
General Partner Capital                               533,765
Limited Partner Capital                            51,136,749
Partnership Capital                                51,670,514
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     1,773.56
Net Income (loss) per Unit*                             69.73


                                                      1991
                                                      ----

Realized Gains                                   $  1,462,579
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                    1,394,986
Interest Income                                     1,206,044
Management Fees                                       999,451
Incentive Fees                                        814,700
Net Income (loss)                                   1,712,247
General Partner Capital                               286,900
Limited Partner Capital                            26,838,522
Partnership Capital                                27,125,422
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     1,724.81
Net Income (loss) per Unit*                            133.51


                                                      1990
                                                      ----

Realized Gains                                   $  7,272,563
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                     (445,009)
Interest Income                                     1,425,216
Management Fees                                       848,671
Incentive Fees                                      1,201,766
Net Income (loss)                                   5,666,199
General Partner Capital                               204,177
Limited Partner Capital                            19,793,856
Partnership Capital                                19,998,033
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     1,602.24
Net Income (loss) per Unit*                            447.35


                                                      1989
                                                      ----

Realized Gains                                   $  1,451,912
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                      769,486
Interest Income                                     1,433,457
Management Fees                                       746,144
Incentive Fees                                        585,953
Net Income (loss)                                   1,772,687
General Partner Capital                               183,476
Limited Partner Capital                            15,050,429
Partnership Capital                                15,233,905
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     1,155.51
Net Income (loss) per Unit*                            122.35

---------------
* based on weighted average units outstanding during the year.


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

  (a) Liquidity. From the inception of the Fund on March 7, 1987 to December 31, 1997 substantially all of the Fund's assets have been held in cash or near cash investments, except for the portion used to margin its futures positions and to pay Fund expenses or redemptions requested by Limited Partners. At December 31, 1997 cash and short-term investments in fixed income securities comprised 69% of the Fund's assets and the remaining 31% was on deposit as margin with the Clearing Broker. The Fund earns interest on the amounts on deposit with the Clearing Broker.

  The Fund's operating expenses are accrued and paid on a monthly basis. Accounts payable and accrued expenses at December 31, 1997 including redemptions, represented only 3% of the Fund's assets. The Fund has no fixed assets or long-term debt and expects to have none in the future.

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

  PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

    Year Ended December 31, 1997
    ----------------------------

    Net income for 1997 amounted to $8,533,713 or $208.27 per Unit. At December 31, 1997, partners' capital totaled $89,070,044, a net decrease of $791,117 from December 31, 1996. Net Asset Value per Unit at December 31, 1997 amounted to $2,313.44, as compared with $2,104.72 at December 31, 1996, an increase of 9.92%.

    The Fund's gains came mostly in the financials, including currencies, stocks, and debt instruments. Strong gains were also achieved in the agricultural commodities, including the food & fiber sector and the grains.

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

Item 11.  Executive Compensation.

  As discussed above, the Registrant does not have any officers, directors or employees. The General Partners receive monthly management fees which aggregated $3,662,245 for 1997, or approximately 4% of the Registrant's Net Asset Value.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  (a) As of December 31, 1997, a total of 38,501 Units are issued and outstanding, representing 2 General Partners and 2,627 Limited Partners. The Partnership knows of no one person who owns beneficially more than 5% of the Limited Partners' Units.

  (b) The General Partners and their principals owned 574 General Partnership Units as of December 31, 1997, having an aggregate value of $1,328,151, which is approximately 1.49% of the Net Asset Value of the Registrant.

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

  (b)  Reports on Form 8-K.

       The Registrant did not file any reports on Form 8-K for the year ended December 31, 1997.

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
Date                            Gary D. Halbert, President
                                ProFutures, Inc., General Partner
                                ATA Research/ProFutures Diversified Fund, L.P.



                          FINANCIAL STATEMENTS AND
            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


              ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.


                        DECEMBER 31, 1997 AND 1996



              ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.



                       INDEX TO FINANCIAL STATEMENTS


                                                                       PAGE
                                                                       ----

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

Financial Statement Schedule

  Schedule II - Valuation and Qualifying Accounts                       F-13


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------


To the Partners
ATA Research/ProFutures Diversified Fund, L.P.

We have audited the accompanying statements of financial condition of ATA Research/ProFutures Diversified Fund, L.P. (a Delaware Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital (net asset value) and the financial statement schedule for each of the three years in the period ended December 31, 1997. These financial statements and the related schedule are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATA Research/ProFutures Diversified Fund, L.P. as of December 31, 1997 and 1996, and the results of its operations and changes in partners' capital for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information required to be included therein.

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


                                          KING GRIFFIN & ADAMSON P.C.


Dallas, Texas
January 24, 1998


                ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                      STATEMENTS OF FINANCIAL CONDITION
                        December 31, 1997 and 1996



                                   ASSETS
                                   ------

                                                    1997           1996
                                                    ----           ----
ASSETS
Cash and cash equivalents                       $62,563,566     $74,035,908
                                                -----------     -----------

  Equity in broker trading accounts
    Margin deposit                               24,197,155      16,096,477
    Interest receivable - broker                     72,337          51,392
    Net option premiums (received)                 (394,874)       (644,260)
     Unrealized gain on open contracts            4,071,200       1,852,308
                                                -----------     -----------

                                                 27,945,818      17,355,917
                                                -----------     -----------

Interest receivable                               1,075,721       1,145,070
                                                -----------     -----------

TOTAL ASSETS                                    $91,585,105     $92,536,895
                                                ===========     ===========


                                - Continued -


    The accompanying notes are an integral part of these financial statements.

                  ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                   STATEMENTS OF FINANCIAL CONDITION - Continued
                            December 31, 1997 and 1996



                LIABILITIES AND PARTNERS' CAPITAL (NET ASSET VALUE)
                ---------------------------------------------------

                                                    1997           1996
                                                    ----           ----

LIABILITIES
Accounts payable                                $     3,970     $     6,795
Commissions and other trading
fees on open contracts                              197,177         136,720
Incentive fees payable                              453,992       1,554,800
Management fees payable                             531,288         529,837
  Redemptions payable                             1,328,634         447,582
                                                -----------     -----------

Total liabilities                                 2,515,061       2,675,734
                                                -----------     -----------

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partners - 574 units outstanding
at December 31, 1997 and 1996                     1,328,151       1,208,324
Limited Partners - 37,927 and 42,121 units
outstanding at December 31, 1997 and 1996        87,741,893      88,652,837
                                                -----------     -----------

Total partners' capital (net asset value)        89,070,044      89,861,161
                                                -----------     -----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL         $91,585,105     $92,536,895
                                                ===========     ===========


    The accompanying notes are an integral part of these financial statements.

                ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                           STATEMENTS OF OPERATIONS
                 Years ended December 31, 1997, 1996 and 1995



                                       1997           1996           1995
                                       ----           ----           ----

INCOME
Trading gains (losses)
Realized                           $13,888,370    $20,115,571    $ 4,558,826
Change in unrealized                 2,218,892     (4,280,980)     1,566,823
                                   -----------    -----------    -----------

Income from trading                 16,107,262     15,834,591      6,125,649

Foreign exchange losses               (978,308)      (256,201)      (183,630)
Interest                             4,917,717      4,780,472      5,379,779
                                   -----------    -----------    -----------

Total income                        20,046,671     20,358,862     11,321,798
                                   -----------    -----------    -----------

EXPENSES
Brokerage commissions and
other trading fees                   3,389,414      2,849,321      2,423,253
Management fees                      4,544,748      4,483,854      5,047,834
Incentive fees                       3,224,784      3,508,326      3,372,496
Operating expenses                     354,012        389,323        484,630
                                   -----------    -----------    -----------

Total expenses                      11,512,958     11,230,824     11,328,213
                                   -----------    -----------    -----------

NET INCOME (LOSS)                  $ 8,533,713    $ 9,128,038    $    (6,415)
                                   ===========    ===========    ===========

Net income (loss) per General
  and Limited Partner Unit
  (based on weighted - average
  number of units outstanding)     $    208.27    $    197.64    $      (.12)
                                   ===========    ===========    ===========

Increase in net asset value
  per General and Limited
  Partner Unit                     $    208.72    $    210.83    $     13.75
                                   ===========    ===========    ===========

Number of weighted-average
units outstanding                       40,974         46,185         52,207
                                   ===========    ===========    ===========


    The accompanying notes are an integral part of these financial statements.

               ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (NET ASSET VALUE)
                Years ended December 31, 1997, 1996 and 1995



                         Total         Partners' Capital (Net Asset Value)
                       Number of   ------------------------------------------
                         Units      General        Limited          Total
                       ---------   ----------    ------------    ------------

Balances at
  January 1, 1995        50,614    $1,079,392    $ 94,082,138    $ 95,161,530

Net income (loss)
  for the year                -         7,894         (14,309)         (6,415)

Additions                     -         7,549      14,222,901      14,222,901

Redemptions                   -        (8,967)    (16,064,321)    (16,064,321)

Administrative costs          -             -        (142,229)       (142,229)
                         ------    ----------    ------------    ------------

Balances at
  December 31, 1995      49,196     1,087,286      92,084,180      93,171,466

Net income
  for the year                -       121,038       9,007,000       9,128,038

Redemptions              (6,501)            -     (12,438,343)    (12,438,343)
                         ------    ----------    ------------    ------------

Balances at
  December 31, 1996      42,695     1,208,324      88,652,837      89,861,161

Net income
  for the year                -       119,827       8,413,886       8,533,713

Redemptions              (4,194)            -      (9,324,830)     (9,324,830)
                         ------    ----------    ------------    ------------

Balances at
  December 31, 1997      38,501    $1,328,151    $ 87,741,893    $ 89,070,044
                         ======    ==========    ============    ============

Net asset value per unit at
December 31, 1995                  $1,893.89
                                   =========
December 31, 1996                  $2,104.72
                                   =========
December 31, 1997                  $2,313.44
                                   =========

Percent of increase in per
  unit net asset value
    1994 to 1995                       0.73%
                                   =========
    1995 to 1996                      11.13%
                                   =========
    1996 to 1997                       9.92%
                                   =========


    The accompanying notes are an integral part of these financial statements.

             ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   General Description of the Partnership
     --------------------------------------

     ATA Research/ProFutures Diversified Fund, L.P. (the Partnership or Fund) is a Delaware limited partnership and operates as a commodity investment pool. As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Acts of 1933 and 1934. As a commodity investment pool, it is subject to regulations of the Commodity Futures Trading Commission, an independent agency of the United States government which regulates most aspects of the commodity futures industry, rules of the National Futures Association, a self regulatory organization, and the requirements of Commodity Exchanges and Futures Commission Merchants (brokers) where the Partnership trades.

2.   Method of Reporting
     -------------------

     The Partnership's financial statements are presented in accordance with generally accepted accounting principles. Gains or losses are realized when contracts are liquidated. Net unrealized gains or losses on open contracts (the difference between contract purchase price and market price) at statement date are reported in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United Sates Government securities are priced at cost plus accrued interest, which approximates market value.

     Investments in futures contracts involve elements of market risk in excess of the amounts reflected in the financial statements.
     Accordingly, the values reported are subject to the consequences of commodity prices that can fluctuate rapidly over a wide range.

3.   Futures Brokerage Commissions
     -----------------------------

     The fee charged by a broker for executing a trade in the account of the Partnership is usually paid on a "round-turn" basis, that is, only upon the closing of an open position. In some cases however, the brokerage commissions may be charged "half-in half-out". For financial reporting purposes and for calculating the Net Asset Value of the Partnership, brokerage commissions and other trading fees are charged to expense when futures positions are opened. The average "round-turn" fee paid during 1997 and 1996 approximated $11.00.

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

9.   Concentration of Credit Risk
     ----------------------------

     The Partnership places its cash with high credit quality financial institutions. The Partnership's exposure to loss for cash placed with a bank should this financial institution fail is the excess over $100,000 which is the amount insured by the Federal Deposit Insurance Corporation.

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

11.  Recent Accounting Prouncements
     ------------------------------

     In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting


                 ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS - Continued



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

11.  Recent Accounting Prouncements - Continued
     ------------------------------------------

     standards for a public company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Partnership's fiscal year ended December 31, 1998, with earlier application permitted. The effect of adoption of these statements, if any, will be limited to the form and content of the Partnership's disclosures and will not impact the Partnership's results of operations or financial position.

NOTE B - DEPOSITS WITH BROKERS

     The Partnership deposits funds with various brokers to act as clearing brokers subject to Commodity Futures Trading Commission and various exchange regulations on minimum deposits. Margin requirements are satisfied by cash on deposit with such brokers. The Partnership earns interest income on the funds deposited with brokers.

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

     The General Partners will share Fund profits and losses with the limited partners pro rata to the extent of their investment. Unless they own units exceeding their minimum purchase or net worth requirements, the General Partners may not redeem or transfer their interest so long as they are acting as General Partner(s). At each of the three years ended December 31, 1997, the General Partners had contributed cumulatively $926,500 to the Partnership. Including all cumulative pro-rata Fund profits, the General Partners were in compliance with this requirement.

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

     credit or stock subscriptions from the Futures Broker and/or adequately capitalized affiliate(s) of the General Partners. ProFutures, Inc. has a subscription agreement with Internationale Nederlanden (U.S.) Securities Futures and Options, Inc. (ING), the Partnership's primary broker, whereby ING agrees to purchase or subscribe for the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner net worth requirements. At December 31, 1997, the amount of stock subscribed to ProFutures, Inc. is $19,000,090.

     A monthly management fee is paid by the Partnership to the General Partners. ATA Research, Inc. receives 1/12 of 1% of month-end Net Asset Value (approximately 1% annually) and ProFutures, Inc. receives 1/4 of 1% of month-end Net Asset Value (approximately 3% annually).

     Total management fees earned by ATA Research, Inc. for the years ended December 31, 1997, 1996 and 1995, were $915,561, $905,191 and $949,479, respectively. Total management fees earned by ProFutures, Inc. for the years ended December 31, 1997, 1996 and 1995, were $2,746,684, $2,718,343 and $2,859,877, respectively.

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

     The fair value of derivatives represents unrealized gains and losses on open forward and futures contracts and long and short options at market value. The average fair value of derivatives during 1997 and 1996 was approximately $3,300,000 and $4,226,000, respectively and the related year end fair values are approximately $3,676,000 and $1,208,000, respectively.

     Net trading results from derivatives for the years ended December 31, 1997, 1996 and 1995 are reflected in the statement of operations and equal income from trading less brokerage commissions and other trading fees. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts, options on futures contracts, forward contracts and options on forward contracts.

     Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At December 31, 1997 and 1996, the notional amount of open contracts is as follows:


                  ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                     NOTES TO FINANCIAL STATEMENTS - Continued



NOTE G - TRADING ACTIVITIES AND RELATED RISKS - Continued

                                                           1997
                                               ----------------------------
                                                Contracts       Contracts
                                               to purchase       to sell
                                               ------------    ------------

Derivatives (excluding purchased options):
  Futures contracts and written
    options thereon:
    - Agriculture                              $ 27,000,000    $ 26,600,000
    - Currency and currency
        indices                                  10,400,000      74,200,000
    - Energy                                      1,200,000      12,500,000
    - Equity indices                             65,500,000      54,900,000
    - Interest rates                            756,200,000     288,900,000
    - Metals                                     87,500,000     103,700,000
        - Other                                     500,000         300,000
  Forward contracts and written
    options thereon:
    - Currency                                            -               -

Purchased options on futures contracts:
    - Agriculture                                         -               -
    - Currency and currency
        indices                                           -       8,300,000
    - Equity indices                                      -               -
    - Interest rates                             27,000,000               -
    - Metals                                      4,000,000               -
                                               ------------    ------------

                                               $979,300,000    $569,400,000
                                               ============    ============



                                                           1996
                                               ----------------------------
                                                Contracts       Contracts
                                               to purchase       to sell
                                               ------------    ------------

Derivatives (excluding purchased options):
  Futures contracts and written
    options thereon:
    - Agriculture                              $ 44,800,000    $ 22,900,000
    - Currency and currency
        indices                                  27,200,000      53,400,000
    - Energy                                      3,400,000       3,900,000
    - Equity indices                            121,300,000     104,200,000
    - Interest rates                            398,600,000     138,500,000
    - Metals                                     51,700,000      68,400,000
    - Other                                       3,000,000               -
  Forward contracts and written
    options thereon:
    - Currency                                    4,700,000       4,700,000

Purchased options on
  futures contracts:
    - Agriculture                                 3,600,000               -
    - Currency and currency indices               8,000,000               -
    - Equity indices                              4,500,000      99,400,000
    - Interest rates                                      -               -
    - Metals                                      5,600,000               -
                                               ------------    ------------

                                               $676,400,000    $495,400,000
                                               ============    ============


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

NOTE H - ACCOMPANYING INFORMATION - NET ASSET VALUE OF COMMODITY POOL
         AND PARTICIPATION UNITS

     A five year comparative table of the Partnership's Net Asset Value, number of units outstanding and Net Asset Value per unit follows:

                                       December 31,
                 ---------------------------------------------------------
                 1997         1996         1995         1994          1993
                 ====         ====         ====         ====          ====

Total Net
 Asset Value  $89,070,044  $89,861,161  $93,171,466  $95,161,530  $100,419,879
              ===========  ===========  ===========  ===========  ============

Number of
participation
  units            38,501       42,695       49,196       50,614        53,144
              ===========  ===========  ===========  ===========  ============

Net Asset
 Value per
 unit         $  2,313.44  $  2,104.72  $  1,893.89  $  1,880.14  $   1,889.57
              ===========  ===========  ===========  ===========  ============


                      ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       Years ended December 31, 1997, 1996 and 1995



         (A)                               (B)          (C1)          (C2)
                                                            Additions
                                                      ----------------------
                                         Balance
                                         at the       Charged
                                        beginning        to         Charged
                                         of the      costs and     to income
     Description                         period       expenses      accounts
---------------------                    ------       --------      --------

December 31, 1997
-----------------
  Unrealized gain
    (loss) on open
    contracts                          $1,852,308    $        -    $2,218,892
                                       ==========    ==========    ==========
  Unrealized gain on
    open forward contracts             $        -    $        -    $        -
                                       ==========    ==========    ==========

December 31, 1996
-----------------
  Unrealized gain
    (loss) on open
    contracts                          $6,133,288    $        -    $        -
                                       ==========    ==========    ==========

  Unrealized gain on
    open forward contracts             $        -    $        -    $        -
                                       ==========    ==========    ==========

December 31, 1995
-----------------
  Unrealized gain
    (loss) on open
    contracts                          $4,317,622    $        -    $1,815,666
                                       ==========    ==========    ==========

  Unrealized gain on
    open forward contracts             $  248,843    $        -    $        -
                                       ==========    ==========    ==========



         (A)                                    (D)           (E)
                                             Deductions
                                             ----------
                                                            Balance
                                                             at the
                                              Charged         end
                                             to income       of the
     Description                              accounts       period
---------------------                        ----------    ----------

December 31, 1997
-----------------
  Unrealized gain
    (loss) on open
    contracts                                $        -    $4,071,200
                                             ==========    ==========

  Unrealized gain on
    open forward contracts                   $        -    $        -
                                             ==========    ==========

December 31, 1996
-----------------
  Unrealized gain
    (loss) on open
    contracts                                $4,280,980    $1,852,308
                                             ==========    ==========

  Unrealized gain on
    open forward contracts                   $        -    $        -
                                             ==========    ==========

December 31, 1995
-----------------
  Unrealized gain
    (loss) on open
    contracts                                $        -    $6,133,288
                                             ==========    ==========

  Unrealized gain on
    open forward contracts                   $  248,843    $        -
                                             ==========    ==========


              ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
               AFFIRMATION OF THE COMMODITY POOL OPERATORS
                           --------------------






To the Partners
ATA Research/ProFutures Diversified Fund, L.P.


The information contained in the accompanying financial statements is accurate and complete to the best of my knowledge and belief.




-----------------------------            -------------------------------------
Date                                     Aladin T. Abughazaleh, President
                                         ATA Research, Inc.
                                         Co-Commodity Pool Operator





-----------------------------            -------------------------------------
Date                                     Gary D. Halbert, President
                                         ProFutures, Inc.
                                         Co-Commodity Pool Operator


