Form 10-Q
period 1998-03-31
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 1998-05-13
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

X  Quarterly Report Under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the Quarter Ended March 31, 1998
                      --------------

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

Yes  X
No



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.


           ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                 STATEMENTS OF FINANCIAL CONDITION
     March 31, 1998 (Unaudited) and December 31, 1997 (Audited)
                            -----------

                                           March 31,     December 31,
                                             1998           1997
                                             ----           ----
ASSETS
  Cash and cash equivalents              $65,834,520     $63,629,011
                                         -----------     -----------
  Equity in broker trading accounts
    Cash                                  21,579,059      24,279,769
    Net option premiums (received)          (445,080)       (394,874)
    Unrealized gain on open contracts        869,404       4,071,199
                                         -----------     -----------
            Deposits with brokers         22,003,383      27,956,094
                                         -----------     -----------
            Total assets                 $87,837,903     $91,585,105
                                         ===========     ===========

LIABILITIES
  Accounts payable                       $    14,097     $     3,970
  Commissions and other trading fees
        on open contracts                    197,466         197,177
  Incentive fees payable                     311,740         453,992
  Management fees payable                    520,438         531,288
  Redemptions payable                        782,468       1,328,634
                                         -----------     -----------
            Total liabilities              1,826,209       2,515,061
                                         -----------     -----------
PARTNERS' CAPITAL (Net Asset Value)
  General Partners - 574 units
        outstanding at March 31, 1998
        and December 31, 1997              1,319,298       1,328,151
  Limited Partners - 36,855 and
        37,927 units outstanding
        at March 31, 1998 and
        December 31, 1997                 84,692,396      87,741,893
                                         -----------     -----------
            Total partners' capital
             (Net Asset Value)            86,011,694      89,070,044
                                         -----------     -----------
                                         $87,837,903     $91,585,105
                                         ===========     ===========



                         See accompanying notes.




             ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
           For the Three Months Ended March 31, 1998 and 1997
                               (Unaudited)
                               -----------

                                              Three Months Ended
                                                  March 31,
                                           1998              1997
                                           ----              ----
INCOME
Trading gains (losses)
  Realized                             $ 3,946,506       $ 1,668,865
  Change in unrealized                  (3,201,795)        5,330,192
                                       -----------       -----------
     Gain from trading                     744,711         6,999,057

  Interest income                        1,177,622         1,221,458
                                       -----------       -----------
     Total income                        1,922,333         8,220,515
                                       -----------       -----------
EXPENSES
  Brokerage commissions                    906,815           848,022
  Management fees                        1,133,747         1,152,521
  Incentive fees                           311,739         1,402,149
  Operating expenses                        99,691           105,590
                                       -----------       -----------
     Total expenses                      2,451,992         3,508,282
                                       -----------       -----------
     NET INCOME (LOSS)                 $  (529,659)      $ 4,712,233
                                       ===========       ===========

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period)                              $    (13.89)      $    111.16
                                       ===========       ===========

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                         $    (15.42)      $    111.15
                                       ===========       ===========



                        See accompanying notes.




            ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
          For the Three Months Ended March 31, 1998 and 1997
                             (Unaudited)
                             -----------

                  General              Limited
                  Partners             Partners                Total
             -----------------   --------------------   --------------------
             Units    Amount     Units       Amount     Units      Amount

Balances
 at
 December 31,
 1997         574   $1,328,151   37,927   $87,741,893   38,501   $89,070,044
Net (loss)
 for the
 three months
 ended
 March 31,
 1998                   (8,853)              (520,806)              (529,659)
Redemptions     0            0   (1,072)   (2,528,691)  (1,072)   (2,528,691)
              ---   ----------   ------   -----------   ------   -----------
Balances
 at
 March 31,
 1998         574   $1,319,298   36,855   $84,692,396   37,429   $86,011,694
              ===   ==========   ======   ===========   ======   ===========

Balances
 at
 December 31,
 1996         574   $1,208,324   42,121   $88,652,837   42,695   $89,861,161
Net income
 for the
 three months
 ended
 March 31,
 1997                   63,811              4,648,422              4,712,233
Redemptions     0            0     (752)   (1,634,132)    (752)   (1,634,132)
              ---   ----------   ------   -----------   ------   -----------
Balances
 at
 March 31,
 1997         574   $1,272,135   41,369   $91,667,127   41,943   $92,939,262
              ===   ==========   ======   ===========   ======   ===========

Net asset value
 per unit at
  December 31, 1996                       $  2,104.72
                                          ===========
  March 31, 1997                          $  2,215.87
                                          ===========
  December 31, 1997                       $  2,313.44
                                          ===========
  March 31, 1998                          $  2,298.02
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

Note 2.  GENERAL PARTNERS

         The General Partners of the Partnership are ATA Research, Inc. and ProFutures, Inc., which conduct and manage the business of the Partnership. The Agreement of Limited Partnership requires the General Partners to contribute to the Partnership an amount in the aggregate equal to the greater of $100,000 or 1% of the aggregate initial capitalization of the Partnership. As of March 31, 1998, the General Partners and their principals have contributed $926,500 to the Partnership.



              ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



Note 2.  GENERAL PARTNERS (CONTINUED)

         The Agreement of Limited Partnership also requires that the General Partners maintain in the aggregate a net worth not less than the sum of (i) the lesser of $250,000 or 15% of the aggregate capital contributions of any limited partnerships for which they act as a General Partner if such contributions are equal to or less than $2,500,000 and (ii) 10% of the aggregate capital contributions of any limited partnerships for which they shall act as a general partner if such contributions exceed $2,500,000. ProFutures, Inc. has callable subscription agreements with Internationale Nederlanden (U.S.) Securities, Futures & Options Inc. (ING), the Partnership's primary broker, whereby ING agrees to purchase or subscribe to (up to $19,000,090) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner net worth requirements.

         A monthly management fee is paid by the Partnership to each General Partner. ATA Research, Inc. receives 1/12 of 1% of month-end Net Asset Value (approximately 1% annually), and ProFutures, Inc. receives 1/4 of 1% of month-end Net Asset Value (approximately 3% annually).

         Total management fees earned by ATA Research, Inc. for the three months ended March 31, 1998 and 1997 were $226,012 and $233,330, respectively. Total management fees earned by ProFutures, Inc. for the three months ended March 31, 1998 and 1997 were $678,035 and $699,991, respectively.

Note 3.  COMMODITY TRADING ADVISORS

         The Partnership has trading advisory contracts with several unrelated commodity trading advisors, pursuant to which the Partnership pays selected advisors a quarterly incentive ranging from 20% to 27.5% of excess cumulative Trading Profits (as defined in the trading advisory contracts) and a management fee ranging from 0% to 2% annually of Allocated Net Asset Value (as defined) on that portion of the Partnership's assets which they direct.

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

Note 6.  TRADING ACTIVITIES AND RELATED RISKS

         The Partnership engages in the speculative trading of U.S. and foreign futures contracts and options on U.S. and foreign futures contracts (collectively, "derivatives"). These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

         The Partnership has a substantial portion of its assets on deposit with financial institutions in connection with its cash management activities. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Partnership does not require collateral from such financial institutions.

         For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability, and purchased options expose the Partnership to a risk of loss limited to the premiums paid.



              ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         The fair value of derivatives represents unrealized gains and losses on open futures contracts and long and short options at market value. The average fair value of derivatives during the three months ended March 31, 1998 and 1997 was approximately $1,690,000 and $4,700,000, respectively, and the fair value as of March 31, 1998 and December 31, 1997 is approximately $424,000 and $3,676,000, respectively.

         Net trading results from derivatives for the three months ended
         March 31, 1998 and 1997 are reflected in the statement of operations and equal gain from trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts and options on futures contracts.

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At March 31, 1998 and December 31, 1997, the notional amount of open contracts is as follows:

                              March 31,                 December 31,
                                1998                        1997
                     --------------------------  --------------------------
                     Contracts to  Contracts to  Contracts to  Contracts to
                       Purchase         Sell       Purchase        Sell
                     ------------  ------------  ------------  ------------

Derivatives (excluding
 purchased options):
  Futures contracts
   and written options
   thereon:
    - Agriculture    $ 44,100,000  $ 24,800,000  $ 27,000,000  $ 26,600,000
    - Currency and
        currency
        indices        57,400,000   110,400,000    10,400,000    74,200,000
    - Energy           13,000,000     4,800,000     1,200,000    12,500,000
    - Equity indices  126,300,000   118,700,000    65,500,000    54,900,000
    - Interest rates  555,500,000   256,900,000   756,200,000   288,900,000
    - Metals          104,300,000    71,800,000    87,500,000   103,700,000
    - Other             3,200,000     1,000,000       500,000       300,000

Purchased options on
  Futures Contracts:
    - Agriculture       2,600,000     5,500,000             0             0
    - Currency and
       currency
       indices                  0    11,500,000             0     8,300,000
    - Equity indices   35,400,000             0             0             0
    - Interest rates   41,300,000             0    27,000,000             0
    - Metals                    0     1,700,000     4,000,000             0
                     ------------  ------------  ------------  ------------

                     $983,100,000  $607,100,000  $979,300,000  $569,400,000
                     ============  ============  ============  ============



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

          As of March 31, 1998, 37,428.5694 Units are outstanding, including 574.1020 General Partner Units, with an aggregate Net Asset Value of $86,011,694 ($2,298.02 per Unit).

     C. RESULTS OF OPERATIONS: The Registrant commenced commodity trading during August, 1987. For the years ended December 31, 1995, 1996 and 1997, the Registrant realized net income (loss) of $(6,415), $9,128,038 and $8,533,713, respectively. For the three months ended March 31, 1998, the Registrant had a net loss of $(529,659), as compared to net income of $4,712,233 for the three months ended March 31, 1997.

          The Fund's losses for the quarter ended March 31, 1998 resulted from February losses in the currencies, U.S. interest rate and equity indices markets, March losses in the non-U.S. interest rate and non-U.S. equity indices as well as the base metals markets. These losses were largely offset by January gains in the U.S. and non-U.S. interest rate markets.

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