Form 10-Q
period 1998-06-30
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 1998-08-13
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

X  Quarterly Report Under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the Quarter Ended June 30, 1998
                      --------------

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

Yes  X
No



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.


           ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                 STATEMENTS OF FINANCIAL CONDITION
      June 30, 1998 (Unaudited) and December 31, 1997 (Audited)
                            -----------

                                           June 30,     December 31,
                                             1998           1997
                                             ----           ----
ASSETS
  Cash and cash equivalents              $50,240,538     $63,629,011
                                         -----------     -----------
  Equity in broker trading accounts
    Cash                                  27,707,736      24,279,769
    Net option premiums (received)          (134,319)       (394,874)
    Unrealized gain on open contracts      1,121,559       4,071,199
                                         -----------     -----------
            Deposits with brokers         28,694,976      27,956,094
                                         -----------     -----------
            Total assets                 $78,935,514     $91,585,105
                                         ===========     ===========

LIABILITIES
  Accounts payable                       $     5,694     $     3,970
  Commissions and other trading fees
    on open contracts                        187,530         197,177
  Incentive fees payable                     678,015         453,992
  Management fees payable                    470,373         531,288
  Redemptions payable                        847,936       1,328,634
                                         -----------     -----------
            Total liabilities              2,189,548       2,515,061
                                         -----------     -----------
PARTNERS' CAPITAL (Net Asset Value)
  General Partners - 574 units
    outstanding at June 30, 1998
    and December 31, 1997                  1,229,428       1,328,151
  Limited Partners - 35,264 and
    37,927 units outstanding
    at June 30, 1998 and
    December 31, 1997                     75,516,538      87,741,893
                                         -----------     -----------
            Total partners' capital
             (Net Asset Value)            76,745,966      89,070,044
                                         -----------     -----------
                                         $78,935,514     $91,585,105
                                         ===========     ===========


                         See accompanying notes.



             ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
            For the Six Months Ended June 30, 1998 and 1997
                              (Unaudited)
                               -----------

                                              Six Months Ended
                                                  June 30,
                                           1998              1997
                                           ----              ----
INCOME
Trading gains (losses)
  Realized                             $  (414,009)      $ 6,030,616
  Change in unrealized                  (2,949,640)         (253,993)
                                       -----------       -----------
     Gain (loss) from trading           (3,363,649)        5,776,623

  Interest income                        2,218,548         2,451,474
                                       -----------       -----------
     Total income (loss)                (1,145,101)        8,228,097
                                       -----------       -----------
EXPENSES
  Brokerage commissions                  1,964,419         1,689,813
  Management fees                        2,133,278         2,254,044
  Incentive fees                           989,753         2,360,464
  Operating expenses                       179,164           192,158
                                       -----------       -----------
     Total expenses                      5,266,614         6,496,479
                                       -----------       -----------
     NET INCOME (LOSS)                 $(6,411,715)      $ 1,731,618
                                       ===========       ===========

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period)                              $   (171.04)      $     41.25
                                       ===========       ===========

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                         $   (171.96)      $     40.35
                                       ===========       ===========


                        See accompanying notes.



             ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
           For the Three Months Ended June 30, 1998 and 1997
                              (Unaudited)
                               -----------

                                             Three Months Ended
                                                  June 30,
                                           1998              1997
                                           ----              ----
INCOME
Trading gains (losses)
  Realized                             $(4,360,514)      $ 4,361,751
  Change in unrealized                     252,154        (5,584,185)
                                       -----------       -----------
     (Loss) from trading                (4,108,360)       (1,222,434)

  Interest income                        1,040,926         1,230,016
                                       -----------       -----------
     Total income (loss)                (3,067,434)            7,582
                                       -----------       -----------
EXPENSES
  Brokerage commissions                  1,057,604           841,791
  Management fees                          999,531         1,101,523
  Incentive fees                           678,014           958,315
  Operating expenses                        79,473            86,568
                                       -----------       -----------
     Total expenses                      2,814,622         2,988,197
                                       -----------       -----------
     NET (LOSS)                        $(5,882,056)      $(2,980,615)
                                       ===========       ===========

NET (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period)                              $   (159.70)      $    (71.70)
                                       ===========       ===========

(DECREASE) IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT     $   (156.54)      $    (70.80)
                                       ===========       ===========


                        See accompanying notes.


            ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
           For the Six Months Ended June 30, 1998 and 1997
                             (Unaudited)
                             -----------

                  General              Limited
                  Partners             Partners                Total
             -----------------   --------------------   --------------------
             Units    Amount     Units       Amount     Units      Amount
Balances
 at
 December 31,
 1997         574   $1,328,151   37,927   $87,741,893   38,501   $89,070,044
Net (loss)
 for the
 six months
 ended
 June 30,
 1998                  (98,723)            (6,312,992)            (6,411,715)
Redemptions     0            0   (2,663)   (5,912,363)  (2,663)   (5,912,363)
              ---   ----------   ------   -----------   ------   -----------
Balances
 at
 June 30,
 1998         574   $1,229,428   35,264   $75,516,538   35,838   $76,745,966
              ===   ==========   ======   ===========   ======   ===========

Balances
 at
 December 31,
 1996         574   $1,208,324   42,121   $88,652,837   42,695   $89,861,161
Net income
 for the
 six months
 ended
 June 30,
 1997                   23,165              1,708,453              1,731,618
Redemptions     0            0   (1,975)   (4,244,904)  (1,975)   (4,244,904)
              ---   ----------   ------   -----------   ------   -----------
Balances
 at
 June 30,
 1997         574   $1,231,489   40,146   $86,116,386   40,720   $87,347,875
              ===   ==========   ======   ===========   ======   ===========

Net asset value
 per unit at
  December 31, 1997                         $  2,313.44
                                            ===========
  June 30, 1998                             $  2,141.48
                                            ===========
  December 31, 1996                         $  2,104.72
                                            ===========
  June 30, 1997                             $  2,145.07
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

Note 2.  GENERAL PARTNERS

         The General Partners of the Partnership are ATA Research, Inc. and ProFutures, Inc., which conduct and manage the business of the Partnership. The Agreement of Limited Partnership requires the General Partners to contribute to the Partnership an amount in the aggregate equal to the greater of $100,000 or 1% of the aggregate initial capitalization of the Partnership. As of June 30, 1998, the General Partners and their principals have contributed $926,500 to the Partnership.



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

         Total management fees earned by ATA Research, Inc. for the six months ended June 30, 1998 and 1997 were $421,992 and $456,437, respectively, and for the three months ended June 30, 1998 and 1997 were $195,980 and $223,307, respectively. Total management fees earned by ProFutures, Inc. for the six months ended June 30, 1998 and 1997 were $1,265,975 and $1,369,912, respectively, and for the three months ended June 30, 1998 and 1997 were $587,940 and $669,921, respectively.

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



              ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         The fair value of derivatives represents unrealized gains and losses on open futures contracts and long and short options at market value. The average fair value of derivatives during the six months ended June 30, 1998 and 1997 was approximately $850,000 and $3,270,000, respectively, and the fair value as of June 30, 1998 and December 31, 1997 is approximately $987,000 and $3,676,000, respectively.

         Net trading results from derivatives for the six and three months ended June 30 1998 and 1997 are reflected in the statement of operations and equal gain (loss) from trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts and options on futures contracts.

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At June 30, 1998 and December 31, 1997, the notional amount of open contracts is as follows:

                              June 30,                  December 31,
                                1998                        1997
                     --------------------------  --------------------------
                     Contracts to  Contracts to  Contracts to  Contracts to
                       Purchase         Sell       Purchase        Sell
                     ------------  ------------  ------------  ------------

Derivatives (excluding
 purchased options):
  Futures contracts
   and written options
   thereon:
    - Agriculture    $ 32,200,000  $ 32,100,000  $ 27,000,000  $ 26,600,000
    - Currency and
        currency
        indices        29,300,000   149,000,000    10,400,000    74,200,000
    - Energy            4,700,000     5,800,000     1,200,000    12,500,000
    - Equity indices  146,800,000    45,700,000    65,500,000    54,900,000
    - Interest rates  471,800,000   240,900,000   756,200,000   288,900,000
    - Metals           87,000,000    91,100,000    87,500,000   103,700,000
    - Other                     0       200,000       500,000       300,000

Purchased options on
  Futures Contracts:
    - Agriculture      12,500,000     4,900,000             0             0
    - Currency and
       currency
       indices                  0             0             0     8,300,000
    - Energy                    0       300,000             0             0
    - Interest rates            0             0    27,000,000             0
    - Metals                    0     1,700,000     4,000,000             0
                     ------------  ------------  ------------  ------------

                     $784,300,000  $571,700,000  $979,300,000  $569,400,000
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

          As of June 30, 1998, 35,837.8041 Units are outstanding, including 574.1020 General Partner Units, with an aggregate Net Asset Value of $76,745,966 ($2,141.48 per Unit).

     C. RESULTS OF OPERATIONS: The Registrant commenced commodity trading during August, 1987. For the years ended December 31, 1995, 1996 and 1997, the Registrant realized net income (loss) of $(6,415), $9,128,038 and $8,533,713, respectively. For the three months ended June 30, 1998 the Registrant had a net loss of $5,882,056, as compared to a net loss of $2,980,615 for the three months ended June 30, 1997. For the six months ended June 30, 1998 the Registrant had a net loss of $6,411,715 as compared to net income of $1,731,618 for the six months ended June 30, 1997.

          The Fund's losses for the quarter ended June 30, 1998 resulted from large April losses in foreign currencies and were only slightly reduced by gains in the interest rates, foreign currencies and equity indices markets in May and June.

          The Fund's loss for the quarter ended June 30, 1997 resulted from significant May gains in the food and fiber, foreign currency, non-U.S. interest rates and base metals markets, which only partially offset large losses in the U.S. equity indices and non-U.S. interest rates markets in April and losses in the grains market during June.

          The Fund's losses for the quarter ended March 31, 1998 resulted from February losses in the currencies, U.S. interest rates and equity indices markets, March losses in the non-U.S. interest rates and non-U.S. equity indices as well as the base metals markets. These losses were largely offset by January gains in the U.S. and non-U.S. interest rates markets.

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