Form 10-Q/A
period 1998-06-30
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 1998-08-17
CIK 812192

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
                                       ===========       ===========

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period)                              $   (170.99)      $     41.25
                                       ===========       ===========

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                         $   (171.96)      $     40.35
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
                                       ===========       ===========

NET (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period)                              $   (159.61)      $    (71.70)
                                       ===========       ===========

(DECREASE) IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT     $   (156.54)      $    (70.80)
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

         Total management fees earned by ATA Research, Inc. for the six months ended June 30, 1998 and 1997 were $423,589 and $456,437, respectively, and for the three months ended June 30, 1998 and 1997 were $195,980 and $223,307, respectively. Total management fees earned by ProFutures, Inc. for the six months ended June 30, 1998 and 1997 were $1,270,767 and $1,369,912, respectively, and for the three months ended June 30, 1998 and 1997 were $587,940 and $669,921, respectively.

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