Form 10-Q
period 1998-09-30
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 1998-11-13
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

X  Quarterly Report Under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the Quarter Ended September 30, 1998
                      --------------

Commission File Number 0-16898
                       -------



ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
----------------------------------------------
(Exact name of registrant)


       Delaware                             75-2197831
-----------------------        -----------------------------------
(State of Organization)        (I.R.S. Employer Identification No.)



ATA Research, Inc.                              ProFutures, Inc.
8144 Walnut Hill Lane                           11612 Bee Cave Road
Suite 300                                       Suite 100
Dallas, Texas  75231                            Austin, Texas  78733
--------------------------                      --------------------
(Address of principal executive offices)

Registrant's telephone numbers
(214) 346-4900                                  (800) 348-3601
--------------                                  --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X
No



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.


           ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                 STATEMENTS OF FINANCIAL CONDITION
  September 30, 1998 (Unaudited) and December 31, 1997 (Audited)
                            -----------

                                        September 30,    December 31,
                                            1998            1997
                                            ----            ----
ASSETS
  Cash and cash equivalents              $62,232,253     $63,629,011
                                         -----------     -----------

  Equity in broker trading accounts
    Cash                                  19,533,109      24,279,769
    Net option premiums (received)          (502,312)       (394,874)
    Unrealized gain on open contracts      6,567,701       4,071,199
                                         -----------     -----------
            Deposits with brokers         25,598,498      27,956,094
                                         -----------     -----------
            Total assets                 $87,830,751     $91,585,105
                                         ===========     ===========

LIABILITIES
  Accounts payable                       $     6,690     $     3,970
  Commissions and other trading fees
        on open contracts                    114,419         197,177
  Incentive fees payable                   1,622,920         453,992
  Management fees payable                    520,579         531,288
  Redemptions payable                        498,822       1,328,634
                                         -----------     -----------
            Total liabilities              2,763,430       2,515,061
                                         -----------     -----------
PARTNERS' CAPITAL (Net Asset Value)
  General Partners - 574 units
        outstanding at September 30, 1998
        and December 31, 1997              1,424,548       1,328,151
  Limited Partners - 33,709 and
        37,927 units outstanding
        at September 30, 1998 and
        December 31, 1997                 83,642,773      87,741,893
                                         -----------     -----------
            Total partners' capital
             (Net Asset Value)            85,067,321      89,070,044
                                         -----------     -----------
                                         $87,830,751     $91,585,105
                                         ===========     ===========


                         See accompanying notes.



             ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
         For the Nine Months Ended September 30, 1998 and 1997
                              (Unaudited)
                               -----------

                                             Nine Months Ended
                                                September 30,
                                           1998              1997
                                           ----              ----
INCOME
Trading gains
  Realized                             $ 8,467,156       $11,457,135
  Change in unrealized                   2,496,502         1,129,129
                                       -----------       -----------
     Gain from trading                  10,963,658        12,586,264

  Interest income                        3,219,836         3,698,510
                                       -----------       -----------
     Total income                       14,183,494        16,284,774
                                       -----------       -----------
EXPENSES
  Brokerage commissions                  2,725,782         2,503,616
  Management fees                        3,180,773         3,409,596
  Incentive fees                         2,612,675         2,770,792
  Operating expenses                       250,907           275,335
                                       -----------       -----------
     Total expenses                      8,770,137         8,959,339
                                       -----------       -----------
     NET INCOME                        $ 5,413,357       $ 7,325,435
                                       ===========       ===========

NET INCOME PER GENERAL AND
  LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period)                              $    147.40       $    176.72
                                       ===========       ===========

INCREASE IN NET ASSET VALUE
  PER GENERAL AND LIMITED
  PARTNER UNIT                         $    167.91       $    177.45
                                       ===========       ===========


                        See accompanying notes.



             ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
         For the Three Months Ended September 30, 1998 and 1997
                              (Unaudited)
                               -----------

                                             Three Months Ended
                                                September 30,
                                           1998              1997
                                           ----              ----
INCOME
Trading gains
  Realized                             $ 8,881,165       $ 5,426,519
  Change in unrealized                   5,446,142         1,383,122
                                       -----------       -----------
     Gain from trading                  14,327,307         6,809,641

  Interest income                        1,001,288         1,247,036
                                       -----------       -----------
     Total income                       15,328,595         8,056,677
                                       -----------       -----------
EXPENSES
  Brokerage commissions                    761,363           813,803
  Management fees                        1,047,495         1,155,552
  Incentive fees                         1,622,922           410,328
  Operating expenses                        71,743            83,177
                                       -----------       -----------
     Total expenses                      3,503,523         2,462,860
                                       -----------       -----------
     NET INCOME                        $11,825,072       $ 5,593,817
                                       ===========       ===========

NET INCOME PER GENERAL AND
  LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period)                              $    336.08       $    138.46
                                       ===========       ===========

INCREASE IN NET ASSET VALUE
  PER GENERAL AND LIMITED
  PARTNER UNIT                         $    339.87       $    137.10
                                       ===========       ===========


                        See accompanying notes.


            ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
         For the Nine Months Ended September 30, 1998 and 1997
                             (Unaudited)
                             -----------

                   General              Limited
                   Partners             Partners                  Total
              -----------------   ---------------------   ---------------------
              Units    Amount     Units       Amount      Units       Amount
Balances
 at
 December 31,
 1997          574   $1,328,151   37,927   $ 87,741,893   38,501   $ 89,070,044
Net income
 for the
 nine months
 ended
 September 30,
 1998                    96,397               5,316,960               5,413,357
Redemptions      0            0   (4,218)    (9,416,080)  (4,218)    (9,416,080)
               ---   ----------   ------   ------------   ------   ------------
Balances
 at
 September 30,
 1998          574   $1,424,548   33,709   $ 83,642,773   34,283   $ 85,067,321
               ===   ==========   ======   ============   ======   ============

Balances
 at
 December 31,
 1996          574   $1,208,324   42,121   $ 88,652,837   42,695   $ 89,861,161
Net income
 for the
 nine months
 ended
 September 30,
 1997                   101,874               7,223,561               7,325,435
Redemptions      0            0   (2,795)    (6,127,815)  (2,795)    (6,127,815)
               ---   ----------   ------   ------------   ------   ------------
Balances
 at
 September 30,
 1997          574   $1,310,198   39,326   $ 89,748,583   39,900   $ 91,058,781
               ===   ==========   ======   ============   ======   ============

Net asset value
 per unit at
  December 31, 1997                         $  2,313.44
                                            ===========
  September 30, 1998                        $  2,481.35
                                            ===========
  December 31, 1996                         $  2,104.72
                                            ===========
  September 30, 1997                        $  2,282.17
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

         B.  Regulation

             As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Acts of 1933 and 1934. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

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

Note 2.  GENERAL PARTNERS

         The General Partners of the Partnership are ATA Research, Inc. and ProFutures, Inc., which conduct and manage the business of the Partnership. The Agreement of Limited Partnership requires the General Partners to contribute to the Partnership an amount in the aggregate equal to the greater of $100,000 or 1% of the aggregate initial capitalization of the Partnership. As of September 30, 1998, the General Partners and their principals have contributed $926,500 to the Partnership.



              ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



Note 2.  GENERAL PARTNERS (CONTINUED)

         The Agreement of Limited Partnership also requires that the General Partners maintain in the aggregate a net worth not less than (i) the lesser of $250,000 or 15% of the aggregate capital contributions of any limited partnerships for which they act as a General Partner if such contributions are equal to or less than $2,500,000 and (ii) 10% of the aggregate capital contributions of any limited partnerships for which they shall act as a general partner if such contributions exceed $2,500,000. ProFutures, Inc. has callable subscription agreements with Internationale Nederlanden (U.S.) Derivatives Clearing, Inc. (ING), the Partnership's primary broker, whereby ING agrees to purchase or subscribe to (up to $14,000,017) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner net worth requirements.

         A monthly management fee is paid by the Partnership to each General Partner. ATA Research, Inc. receives 1/12 of 1% of month-end Net Asset Value (approximately 1% annually), and ProFutures, Inc. receives 1/4 of 1% of month-end Net Asset Value (approximately 3% annually).

         Total management fees earned by ATA Research, Inc. for the nine months ended September 30, 1998 and 1997 were $627,673 and $688,874, respectively, and for the three months ended September 30, 1998 and 1997, were $204,084 and $232,237, respectively. Total management fees earned by ProFutures, Inc. for the nine months ended September 30, 1998 and 1997 were $1,883,019 and $2,066,623, respectively, and for the three months ended September 30, 1998 and 1997, were $612,252 and $696,710, respectively.

Note 3.  COMMODITY TRADING ADVISORS

         The Partnership has trading advisory contracts with several unrelated commodity trading advisors, pursuant to which the Partnership pays selected advisors a quarterly incentive fee ranging from 20% to 27.5% of excess cumulative Trading Profits (as defined in the trading advisory contracts) and a management fee ranging from 0% to 2% annually of Allocated Net Asset Value (as defined) on that portion of the Partnership's assets which they direct.

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



              ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)
                              -----------



Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         The fair value of derivatives represents unrealized gains and losses on open futures contracts and long and short options at market value. The average fair value of derivatives during the nine months ended September 30, 1998 and 1997 was approximately $2,380,000 and $3,430,000, respectively, and the fair value as of September 30, 1998 and December 31, 1997 is approximately $6,065,000 and $3,676,000, respectively.

         Net trading results from derivatives for the nine and three months ended September 30, 1998 and 1997 are reflected in the statement of operations and equal gain from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures contracts and options on futures contracts.

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At September 30, 1998 and December 31, 1997, the notional amount of open contracts is as follows:

                              September 30,                December 31,
                                  1998                        1997
                       --------------------------  --------------------------
                       Contracts to  Contracts to  Contracts to  Contracts to
                         Purchase        Sell        Purchase        Sell
                       ------------  ------------  ------------  ------------

Derivatives (excluding
 purchased options):
  Futures contracts
   and written options
   thereon:
    - Agriculture      $  7,000,000  $ 29,600,000  $ 27,000,000  $ 26,600,000
    - Currency and
        currency
        indices         359,200,000    33,900,000    10,400,000    74,200,000
    - Energy              5,500,000     6,700,000     1,200,000    12,500,000
    - Equity indices     17,900,000   119,000,000    65,500,000    54,900,000
    - Interest rates    356,700,000    46,700,000   756,200,000   288,900,000
    - Metals             36,900,000    42,000,000    87,500,000   103,700,000
    - Other                       0       400,000       500,000       300,000

Purchased options on:
  Futures Contracts:
    - Agriculture                 0             0             0             0
    - Currency and
       currency
       indices                    0     1,300,000             0     8,300,000
    - Energy                      0       300,000             0             0
    - Interest rates              0             0    27,000,000             0
    - Metals              3,000,000       500,000     4,000,000             0
                       ------------  ------------  ------------  ------------

                       $786,200,000  $280,400,000  $979,300,000  $569,400,000
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

          As of September 30, 1998, 34,282.6401 Units are outstanding, including 574.1020 General Partner Units, with an aggregate Net Asset Value of $85,067,321 ($2,481.35 per Unit).

     C. RESULTS OF OPERATIONS: The Registrant commenced commodity trading during August 1987.

          The Registrant's net income (loss) for the nine months ended September 30, 1998 and 1997 consisted of the following:


                                                        1998           1997
                                                        ----           ----
               Three months ended March 31          $  (529,659)   $ 4,712,233
               Three months ended June 30            (5,882,056)    (2,980,615)
               Three months ended September 30       11,825,072      5,593,817
                                                    -----------    -----------
                  Nine months ended September 30    $ 5,413,357    $ 7,325,435
                                                    ===========    ===========


          The Registrant's income for the quarter ended September 30, 1998 resulted from large gains in the long term interest rates markets in August and September. These gains were reduced by losses in July in the agricultural, equity indices and base metal markets.

          The Registrant's income for the quarter ended September 30, 1997 resulted from significant July gains in the foreign currency and interest rate markets which were partially reduced in August by losses in the interest rate and base metals markets, followed by gains in the interest rate markets in September.

          The Registrant's losses for the quarter ended June 30, 1998 resulted from large April losses in foreign currencies and were only slightly reduced by gains in the interest rates, foreign currencies and equity indices markets in May and June.

          The Registrant's loss for the quarter ended June 30, 1997 resulted from significant May gains in the food and fiber, foreign currency, non-U.S. interest rate and base metals markets, which only partially offset large losses in the U.S. equity indices and non-U.S. interest rate markets in April and losses in the grain markets during June.

          The Registrant's losses for the quarter ended March 31, 1998 resulted from February losses in the currencies, U.S. interest rates and equity indices markets and March losses in the non-U.S. interest rates and non-U.S. equity indices as well as the base metals markets. These losses were largely offset by January gains in the U.S. and non-U.S. interest rates markets.

          The Registrant's income for the quarter ended March 31, 1997 resulted from significant January gains in the foreign currency markets, as well as February gains in the energy, metals and grain markets and March gains in grain, equity indices and interest rate markets. These gains were slightly reduced by losses in the month of January in the non-U.S. interest rate markets, February losses in non-U.S. equity indices and March losses in the foreign currency, metals and energy markets.

          There are no unusual or infrequent events which materially affected the Registrant's operations. Due to the speculative nature of trading commodity interests, the Registrant's income or loss from operations may vary widely from period to period.

          The General Partners have established procedures to actively monitor and minimize the market and credit risk of the Registrant. ATA Research, Inc. (ATA), in its capacity as Trading Manager of the Registrant, manages market risk through the monitoring of the Registrant's advisors and their trading in the various commodity markets. The General Partners seek to minimize credit risk primarily by keeping only minimal amounts of excess cash at the brokers, with excess cash being maintained in custodial or other accounts providing credit protection. Additionally, the General Partners monitor credit risk based on their current knowledge of the brokers' credit worthiness.

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