Form 10-K
period 1998-12-31
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 1999-03-30
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1998
                            -----------------

                    Commission File number 0-16898
                                 -------


                ATA Research/ProFutures Diversified Fund, L.P.
                ----------------------------------------------
              (Exact name of Partnership as specified in charter)

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

                     Partnership's telephone numbers

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

Indicate by check mark whether the Partnership (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X
                                  No

State the aggregate market value of the voting stock held by non-affiliates of the Partnership. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)


                               Not applicable


                    DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Partnership's Prospectus dated July 31, 1994 and
                    Supplement dated January 31, 1995
            Post-Effective Amendment No. 3 dated June 23, 1995
                     are incorporated by reference in
          Part I, Part II, Part III and Part IV of this Form 10-K


                                  PART I


Item 1.  Business.

General
-------

  ATA Research/ProFutures Diversified Fund, L.P. (the "Partnership") is a limited partnership organized on March 10, 1987, under the laws of the State of Delaware. The business of the Partnership is the speculative trading of futures contracts on U.S. and non-U.S. exchanges, option contracts, forward contracts on foreign currencies, and other commodity interests. The Partnership commenced its business operation in August 1987.

  The Partnership maintains offices at those of its respective co-General Partners. Specifically, the office of ProFutures, Inc. and an office of the Partnership is located at 11612 Bee Cave Road, Suite 100, Austin, Texas 78733; the telephone number is (800) 348-3601. The office of ATA Research, Inc. and the other office of the Partnership is located at 8144 Walnut Hill Lane, Suite 300, Dallas, Texas 75231; the telephone number is
  (214) 346-4900.

Trading Activity
----------------

  ATA Research, Inc. and ProFutures, Inc. are the General Partners of the Partnership. The General Partners administer the business and affairs of the Partnership (exclusive of its trading operations). Trading decisions are made by independent Commodity Trading Advisors chosen by the General Partners. At December 31, 1998 there are eleven Commodity Trading
  Advisors:  Atlas Capital Management, Inc.; Carat Capital L.L.C.;
  Dennis Trading Group, Inc.; Dominion Capital Management, Inc.; Fundamental Futures, Inc.; Hampton Investors Inc.; Hirst Investment Management;
  Hyman Beck & Co., Inc.; Rabar Market Research, Inc.; Rainbow Trading Corporation; and Willowbridge Associates, Inc. (collectively, the "Advisors"). All advisory fees are paid by the Partnership. Advisors may be changed from time to time by the General Partners.

  ATA Research, Inc. is a Texas corporation whose sole Director and stockholder is Aladin T. Abughazaleh. It was organized in 1985 to perform research and consulting services associated with monitoring performance of commodity trading advisors. ATA Research, Inc. is registered with the Commodity Futures Trading Commission (CFTC) as a Commodity Pool Operator and Commodity Trading Advisor; it is also a member of the National Futures Association (NFA).

  ProFutures, Inc., a Texas corporation, is a guaranteed Introducing Broker of Internationale Nederlanden (U.S.) Securities, Futures & Options Inc. (ING). It is also registered with the CFTC as a Commodity Trading Advisor and Commodity Pool Operator and is a member of the NFA. Gary D. Halbert is the Chairman and President, and principal stockholder, of ProFutures, Inc., which was incorporated and began operation in December, 1984, and specializes in speculative managed futures accounts.

  The objective of the Partnership is to achieve appreciation of its assets through speculative trading in futures and option contracts and other commodity interests. It ordinarily maintains open positions for a relatively short period of time. The Partnership's ability to make a profit depends largely on the success of the Advisors in identifying market trends and price movements and buying or selling accordingly.

  The Partnership's Trading Policies are set forth on Page 59 of Partnership's Prospectus dated July 31, 1994, which is incorporated herein by reference.

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

  None of the Advisors or their respective principals own any Units of the Partnership. The Partnership's Advisors are independent Commodity Trading Advisors and are not affiliated with the General Partners; however, all are also Advisors to other commodity pools with which the General Partners are currently associated and may own interest in those pools. Each Advisor is registered with the CFTC and is a member in such capacity with the NFA. Because of their confidential nature, proprietary trading records of the Advisors and their respective principals are not available for inspection by the Limited Partners of the Partnership.

Fees, Compensation and Expenses
-------------------------------

  The General Partners receive monthly management fees paid by the Partnership. ATA Research, Inc. receives 1/12 of 1% of month-end Net Asset Value (approximately 1% annually). ProFutures, Inc. receives 1/4 of 1% of month-end Net Asset Value (approximately 3% annually).

  Certain Advisors receive management fees ranging from .2% to 2% annually of Allocated Net Asset Value (as defined in the trading advisory contracts). Each of the eleven Advisors receives a quarterly incentive fee ranging from 20% to 27.5% of Trading Profits (as defined). The quarterly incentive fees are payable only on cumulative profits achieved by each Advisor. For example, if one of the Advisors to the Partnership experiences a loss after an incentive fee payment is made, that Advisor retains such payments but receives no further incentive fees until such Advisor has recovered the loss and then generated subsequent Trading Profits since the last incentive fee was paid such Advisor. An incentive fee may be paid to one Advisor but the Partnership may experience no change or a decline in its Net Asset Value because of the performance of another Advisor. The General Partners may allocate or reallocate the Partnership's assets at any time among the current Advisors or any others that may be selected. Upon termination of an Advisor's contract, or at any other time in the discretion of the General Partners, the Partnership may employ other advisors whose compensation may be calculated without regard to the losses which may be incurred by the present Advisors. Similarly, the Partnership may renew its relationship with each Advisor on the same or different terms.

  Notional Funding Note: As of December 31, 1998, the Partnership has allocated notional funds to Advisors equal to approximately 13.9% of the Partnership's cash and/or other margin - qualified assets. Of course, this percentage may be higher or lower over any given 12 month period. The management fees paid to an Advisor, if any, are a percentage of the nominal account size of the account if an account had been notionally funded. The nominal account size is equal to a specific amount of funds initially allocated to an Advisor which increases by profits and decreases by losses in the account, but not by additions to or withdrawals of actual funds from the account. Some, but not all, Advisors are expected to be allocated notional funds, and not all of the Advisors allocated notional funds are expected to be paid management fees. Further, the amount of cash and/or other margin-qualified assets in an account managed by an Advisor will vary greatly at various times in the course of the Partnership's business, depending on the General Partners general allocation strategy and pertinent margin requirements for the trading strategies undertaken by an Advisor.

  The Partnership is obligated to pay its periodic operating expenses, consisting substantially of preparation of the limited partners' tax return information, filing and recording charges, legal, printing, accounting and auditing fees plus non-recurring expenses. Those periodic recurring expenses are estimated at approximately .5% of the Partnership's average annual Net Asset Value. Non-recurring expenses, not included within these estimates, include expenses associated with significant litigation including, but not limited to, class action suits, suits involving the indemnification provisions of the Agreement of the Limited Partnership or any other agreement to which the Partnership is a party; by their nature, the dollar amount of non-recurring expenses cannot be estimated.

  Additional descriptions and definitions are set forth in "Fees, Compensation and Expenses" on Pages 30-35 of Partnership's Prospectus, dated July 31, 1994, which is incorporated herein by reference.

Brokerage Arrangements
----------------------

  Partnership's brokerage arrangements with ING (formerly Quantum Financial Services, Inc.) are set forth in "Brokerage Arrangements" on Page 60 of the Partnership's Prospectus dated July 31, 1994, which is incorporated herein by reference.

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

  Futures professionals such as the General Partners and the Advisors are also regulated by the National Futures Association (NFA), a self-regulatory organization for the futures industry that supervises the dealings between futures professionals and their customers. If the pertinent CFTC registrations or NFA memberships were to lapse, be suspended or be revoked, the General Partners would be unable to act as the Partnership's Commodity Pool Operators, and the respective Advisors as Commodity Trading Advisors, to the Partnership.

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

  The CFTC and the exchanges have pervasive powers over the futures markets, including the emergency power to suspend trading and order trading for liquidation only (i.e., traders may liquidate existing positions but not establish new positions). The exercise of such powers could adversely affect the Partnership's trading.

Competition
-----------

  The Partnership may experience increased competition for the same futures or option contracts. The Advisors may recommend similar or identical trades to other accounts which they may manage; thus, the Partnership may be in competition with such accounts for the same or similar positions. Such competition may also increase due to the widespread utilization of computerized trend-based trading methods similar to the methods used by some of the Advisors. This Partnership may also compete with other funds organized by the General Partners.

The Year 2000 Problem
---------------------

  Many existing computer systems use only two digits to refer to a year. This technique can cause the systems to treat the year 2000 as 1900, an effect commonly known as the "Year 2000 Problem." The Partnership, like other financial and business organizations, depends on the smooth functioning of computer systems and could be adversely affected if the computer systems on which it relies do not properly process and calculate date-related information concerning dates on or after January 1, 2000.

  The General Partners administer the business of the Partnership through various systems and processes maintained by the General Partners. The General Partners' modifications for Year 2000 compliance are proceeding according to plan and are expected to be completed by June 1999. The expenses incurred to date by the General Partners in preparing for Year 2000 compliance have not had a material adverse impact on the General Partners' financial position, and the expenses to be incurred in becoming fully Year 2000 compliant are not expected to be material. The Partnership itself has no systems or information technology applications relevant to its operations and, thus, has no expenses related to addressing the Year 2000 Problem.

  In addition to the General Partners, the Partnership is dependent on the capability of the Advisors, the various commodity exchanges, the brokers, and other third parties with whom the Partnership has material relationships to prepare adequately for the Year 2000 Problem and its impact on their systems and processes. The Advisors have taken action to identify any of their computer systems that are Year 2000 vulnerable and have not reported any problems to the General Partners. Advisors are expected to notify the General Partners in a timely manner if they discover a Year 2000 vulnerable system and are unable to correct it by January 1, 2000. Certain exchanges participated in the Futures Industry Association Y2K Beta Test during September 1998 and will participate in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The Futures Industry Association Y2K Tests are to test links with outside entities. The brokers are addressing their Year 2000 issues and have participated in Year 2000 testing with various exchanges. The brokers will participate in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The General Partners are monitoring the progress of the brokers and the exchanges in addressing their Year 2000 issues.

  The most likely and most significant risk to the Partnership associated with the lack of Year 2000 readiness is the failure of third parties, including the Advisors, the brokers, the exchanges and various regulators to resolve their Year 2000 issues in a timely manner. This risk could involve the temporary inability to transfer funds electronically or to determine the Net Asset Value of the Partnership, in which case sales could be suspended and/or redemption payments delayed until the Partnership's assets could be valued and/or funds could be transferred. If the General Partners believe, prior to December 31, 1999, that any of the Advisors, the brokers or the exchanges have failed to resolve a Year 2000 issue likely to have a material adverse impact on the Partnership, the General Partners could direct the Advisors to attempt to close any Partnership positions and to remain out of the market until such issue is resolved.

Item 2.  Properties.

  The Partnership does not own or lease any real property. The General Partners currently provide all necessary office space at no additional charge to the Partnership.

Item 3.  Legal Proceedings.

  The Partnership is not aware of any material pending legal proceedings to which it is a party or to which any of its assets are subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

  During the fiscal year ended December 31, 1998, no matters were submitted to a vote of the holders of Units of Limited Partnership Interest ("Units") through the solicitation of proxies or otherwise.


                                 PART II


Item 5. Market for the Registrant's Securities and Related Security Holder Matters.

  The Partnership has filed a registration statement with the Securities and Exchange Commission for the sale of up to $38,547,364 in Units of Limited Partnership Interest. Such registration statement became effective as of July 31, 1994. This offering was extended on January 31, 1995 and continued through April 30, 1995. On June 23, 1995, Post-Effective Amendment No. 3 was filed to deregister $20,721,920 of Units of Limited Partnership Interest. As of December 31, 1998, a total of 33,427 Units are outstanding and held by 2,334 Unit holders, including 434 Units of General Partnership interest. During the calendar year 1998 a total of 5,074 Units were redeemed.

  The General Partners have sole discretion in determining what distributions, if any, the Partnership will make to its Unit holders. The General Partners made no distributions as of December 31, 1998, or as of the date hereof. A Limited Partner may request and receive redemption of Units subject to restrictions in the limited partnership agreement.

Item 6.  Selected Financial Data.

  Following is a summary of certain financial information for the Partnership for the calendar years 1998, 1997, 1996, 1995 and 1994.

                                                      1998
                                                      ----

Realized Gains                                   $ 19,109,408
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                   (3,138,069)
Interest Income                                     4,335,995
Management Fees                                     4,309,041
Incentive Fees                                      4,355,728
Net Income (loss)                                   8,077,921
General Partner Capital                             1,111,029
Limited Partner Capital                            84,445,470
Partnership Capital                                85,556,499
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     2,559.49
Net Income (loss) per Unit*                            246.05


                                                      1997
                                                      ----

Realized Gains                                   $ 12,910,062
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                    2,218,892
Interest Income                                     4,917,717
Management Fees                                     4,544,748
Incentive Fees                                      3,224,784
Net Income (loss)                                   8,533,713
General Partner Capital                             1,328,151
Limited Partner Capital                            87,741,893
Partnership Capital                                89,070,044
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     2,313.44
Net Income (loss) per Unit*                            208.27


                                                      1996
                                                      ----

Realized Gains                                   $ 19,859,370
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                   (4,280,980)
Interest Income                                     4,780,472
Management Fees                                     4,483,854
Incentive Fees                                      3,508,326
Net Income (loss)                                   9,128,038
General Partner Capital                             1,208,324
Limited Partner Capital                            88,652,837
Partnership Capital                                89,861,161
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     2,104.72
Net Income (loss) per Unit*                            197.64


                                                      1995
                                                      ----

Realized Gains                                   $  4,375,196
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                    1,566,823
Interest Income                                     5,379,779
Management Fees                                     5,047,834
Incentive Fees                                      3,372,496
Net Income (loss)                                      (6,415)
General Partner Capital                             1,087,286
Limited Partner Capital                            92,084,180
Partnership Capital                                93,171,466
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     1,893.89
Net Income (loss) per Unit*                              (.12)


                                                      1994
                                                      ----

Realized Gains                                   $  9,310,267
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                   (1,807,923)
Interest Income                                     3,955,212
Management Fees                                     5,046,028
Incentive Fees                                      3,895,306
Net Income (loss)                                    (651,490)
General Partner Capital                             1,079,392
Limited Partner Capital                            94,082,138
Partnership Capital                                95,161,530
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     1,880.14
Net Income (loss) per Unit*                            (12.47)


---------------
* based on weighted average units outstanding during the year.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The Partnership commenced trading on August 3, 1987. The success of the Partnership is dependent on the ability of the Advisors to generate profits through speculative trading sufficient to produce substantial capital appreciation after payment of all fees and expenses. Future results will depend in large part upon the futures markets in general, the performance of the Advisors for the Partnership and the amount of redemptions and changes in interest rates. Due to the highly leveraged nature of futures trading, small price movements may result in substantial losses. Because of the nature of these factors and their interaction, it is impossible to predict future operating results.

  (a) Liquidity. Substantially all of the Partnership's assets are held in cash or cash equivalents. There are no restrictions on the liquidity of these assets except for amounts on deposit with the broker needed to meet margin requirements on open futures contracts.

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

  Liquidity will be of concern to the Partnership primarily in that the futures markets in which the Advisors take positions may have periods in which illiquidity makes it impossible or economically undesirable to execute trades which its respective trading strategy would otherwise suggest.
  Other than in respect of the functioning of the markets in which it trades, liquidity will be of little relevance to the operation of the Partnership except insofar as the General Partners are relatively thinly capitalized. Nonetheless, the General Partners believe they have sufficient funding to meet both their capital contribution and net worth requirements based on capital contributions from the respective principals of the General
  Partners, alternative funding sources, including the stock subscription from the Clearing Broker to ProFutures, Inc. and/or a co-general partner or successor (or some combination thereof).

  (b) Capital Resources. The Partnership's initial offering and sale of Units of Limited Partnership Interest commenced on May 27, 1987 and ended on July 31, 1987 after having sold $6,130,568 of units at the initial offering price of $1,000. The Partnership commenced trading August 3, 1987. The Partnership continued offering Units through February 29,
  1988. Thereafter additional offerings of the Partnership's Units of Limited Partnership Interest occurred on April 15, 1988, August 24,
  1991, May 14, 1992, November 30, 1992, August 30, 1993 and July 31,
  1994.  The offering effective July 31, 1994 was extended on January 31,
  1995 and continued through April 30, 1995. In June 1995, Post-Effective Amendment No. 3 was filed to deregister the Partnership's remaining $20,721,920 of Units of Limited Partnership Interest.

  (c) Results of Operations. Due to the speculative nature of trading commodity interests, the Partnership's income or loss from operations may vary widely from period to period. Management cannot predict whether the Partnership's future Net Asset Value per Unit will increase or experience a decline. Except as it impacts commodity markets, inflation is not a significant factor in the Partnership's operations.

  PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

    Year Ended December 31, 1998
    ----------------------------

    Net income for 1998 amounted to $8,077,921 or $224.08 per Unit. At December 31, 1998, partners' capital totaled $85,556,499, a net decrease of $3,513,545 from December 31, 1997. Net Asset Value per Unit at December 31, 1998 amounted to $2,559.49, as compared to $2,313.44 at December 31, 1997, an increase of 10.64%.

    Net income for 1998 resulted primarily from gains in the interest rate and equity markets, partially offset by losses in agricultural commodities and metals markets. Net income was offset by redemptions of Units, resulting in a net decrease in partners' capital.

    Year Ended December 31, 1997
    ----------------------------

    Net income for 1997 amounted to $8,533,713 or $208.27 per Unit. At December 31, 1997, partners' capital totaled $89,070,044, a net decrease of $791,117 from December 31, 1996. Net Asset Value per Unit at December 31, 1997 amounted to $2,313.44, as compared with $2,104.72 at December 31, 1996, an increase of 9.92%.

    The Partnership's gains came mostly in the financials, including currencies, stocks, and debt instruments. Strong gains were also achieved in the agricultural commodities, including the food & fiber sector and the grains.

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

    The Partnership's income for 1996 resulted from substantial gains in the foreign interest rate markets for most of the year, as well as gains in the energy and metals markets. These gains were slightly offset by early losses in the bond and interest rate markets.

  (d) Possible Changes. The General Partners reserve the right to terminate current Advisors and/or engage additional Advisors in the future. Furthermore, the General Partners reserve the right to change any of the Partnership's clearing arrangements to accommodate any new Advisors.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Introduction

The Partnership is a commodity investment pool engaged in the trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts and other commodity interests, including forward contracts on currencies (collectively, "commodity interests"). These market sensitive derivative instruments are acquired for speculative trading purposes. All, or substantially all, of the Partnership's assets are, accordingly, subject to the risk of trading loss. Unlike an operating company, the risks involved in trading market sensitive derivative instruments is integral, not incidental, to the Partnership's business.

Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including commodity price levels, the level and volatility of interest rates, foreign currency exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.

The Partnership acquires and liquidates, generally on a short-term basis, both long and short positions in a wide range of commodities markets.
Consequently, it is not possible to predict how a particular market scenario projected into the future will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date. In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantitative disclosure included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to the Value at Risk or by the Partnership's attempts to manage its market risk.

Materiality, as used in this section, is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive commodity interests.

Quantitative Disclosures About Trading Risk

The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the terms and amounts related to particular contracts and commodity interests held during or at the end of the reporting period).

Risk exposure in the market sectors traded by the Partnership's various Advisors is quantified below in terms of Value at Risk. Commodity interests are recorded in the financial statements at fair market value; therefore, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized) and cash flow.

The Partnership has used commodity exchange maintenance margin requirements as the measure of its Value at Risk in a given market sector. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day intervals. The maintenance margin levels are established by brokers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.


The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 1998. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 1998, the Partnership's total capitalization was approximately $85.6 million.

                                             December 31, 1998
                                       -------------------------------
                                                          % of Total
      Market Sector                    Value at Risk    Capitalization
      -------------                    -------------    --------------

      Agriculture                        $  636,000           0.7%
      Currency and currency indices      $  856,000           1.0%
      Energy and other                   $  793,000           1.0%
      Equity Indices                     $2,357,000           2.8%
      Interest Rates                     $2,606,000           3.0%
      Metals                             $  359,000           0.4%
                                         ----------          -----

           Total                         $7,607,000           8.9%
                                         ==========          =====


The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally range between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a risk of loss not typically found in most other financial instruments. Because of the size of its positions, certain market conditions - unusual, but historically recurring from time to time - could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table - as well as the past performance of the Partnership - give no indication of the magnitude of this risk of loss.

Qualitative Disclosures About Trading Risk

The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partners and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 1998, by market sector.

Interest Rates.
---------------

Interest rate movements directly affect the value of commodity interests related to U.S. and foreign bonds and bond indices, and indirectly affect the value of its equity index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, can materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the major European and Asian countries. However, the Partnership may also take positions affected by interest rates on the government debt of smaller nations, such as Australia. The General Partners anticipate that interest rates in such major countries will continue to be a primary market exposure of the Partnership for the foreseeable future. The General Partners expect to trade futures contracts on euro-denominated bond interest rates. The January 1, 1999 conversion of most major European currencies to a single euro-currency, or reaction to that conversion or any nation's withdrawal from the European Monetary Union may result in additional trading risk. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the financial instruments underlying the commodity interests held by the Partnership are medium- to long-term instruments. Consequently, even a material change in short-term rates might have little effect on the Partnership were medium- to long-term rates to remain steady.

Currency and Currency Indices.
------------------------------

The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades long and short positions in a large number of currencies, including cross-currency positions between two currencies other than the U.S. dollar. As of December 31, 1998, the Partnership's primary exposures were in Eurodollars and Japanese yen. The General Partners anticipate that the risk profile of the Partnership's currency sector will predominantly relate to the U.S. and major European and Asian countries, including risks associated with the conversion of most major European currencies to a single euro-currency. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.

Equity Indices.
---------------

The Partnership's primary equity exposure is to fluctuations in equity prices. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 1998, the Partnership's primary exposure was to the S&P 500 stock index. The General Partners anticipate that the Partnership will primarily be exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices.

Metals.
-------

The Partnership's primary metals market exposure is to fluctuations in the price of both precious and base metals. The General Partners anticipate that the Partnership will continue to be exposed to the metals markets.

Agriculture.
------------

The Partnership's primary agriculture commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, hogs and cattle accounted for a substantial portion of the Partnership's agriculture commodities exposure as of December 31, 1998. The General Partners anticipate that these will continue to be the primary agriculture commodities market exposure.

Energy.
-------

The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East.

Disclosures About Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed to maintain margin requirements. However, these balances (as well as the market risk they represent) are immaterial.

The Partnership also has non-trading cash flow risk as a result of investing a substantial portion of its assets in interest-bearing cash management accounts and interest-bearing deposits with brokers. If short-term interest rates decline, then cash flow from interest-income related to cash management accounts and broker deposits will also decline.

Qualitative Disclosures About Managing Risk Exposure

The means by which the General Partners and the Advisors attempt to manage the risk of the Partnership's open positions is essentially the same in all market categories traded. The General Partners attempt to manage market exposure by (i) diversifying the Partnership's assets among different Advisors whose strategies focus on different market sectors and trading approaches, and (ii) monitoring the Partnership's actual market exposures on a daily basis and reallocating assets away from Advisors, as necessary, if an over-concentration develops and persists in any one market sector or market sensitive commodity interest. Each Advisor applies its own risk management policies to its trading. These Advisor policies generally limit the total exposure that may be taken per "risk unit" of assets under management. In addition, many Advisors follow diversification guidelines (often formulated in terms of the maximum margin which they will commit to positions in any one contract or group of related contracts), as well as imposing "stop-loss" points at which open positions must be closed out. Certain Advisors treat their risk control policies as strict rules; others only as general guidelines for controlling risk.

Item 8.  Financial Statements and Supplementary Data.

  Financial statements meeting the requirements of Regulation S-X are listed on page F-1 of this report. The Supplementary Financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  On November 11, 1998, the Registrant filed a report on Form 8-K regarding a change in accountants.


                                PART III


Item 10.  Directors and Executive Officers of the Partnership.

  The Partnership is a limited partnership and therefore does not have any directors or officers. The Partnership's General Partners, ATA Research, Inc. and ProFutures, Inc., administer and manage the affairs of the Partnership.

Item 11.  Executive Compensation.

  As discussed above, the Partnership does not have any officers, directors or employees. The General Partners receive monthly management fees which aggregated $3,384,348 for 1998, or approximately 4% of the Partnership's Net Asset Value.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  (a) As of December 31, 1998, a total of 33,427 Units are issued and outstanding, representing 2 General Partners and 2,332 Limited Partners. The Partnership knows of no one person who owns beneficially more than 5% of the Limited Partners' Units.

  (b) The General Partners and their principals owned 434 General Partnership Units as of December 31, 1998, having an aggregate value of $1,111,029, which is approximately 1.3% of the Net Asset Value of the Partnership.

  (c)  Changes in control.  None have occurred and none are expected.

Item 13.  Certain Relationships and Related Transactions.

  The Partnership's Prospectus, dated July 31, 1994, Pages 16-18, which is incorporated herein by reference, contains information concerning the relationships and transactions between the General Partners, the Clearing Broker and the Partnership.


                                 PART IV


Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

  (a)(1)  Financial Statements.

          See Index to Financial Statements on page F-1.

          The financial statements begin on page F-3.

  (a)(2) Schedules are omitted for the reason that all required information is contained in the financial statements included in (a)(1) above or are not applicable.

  (a)(3)  Exhibits as required by Item 601 of Regulation S-K.

          *1.1          Form of Selling Agreement between the Partnership and
                        ProFutures Financial Group, Inc.
          *1.2          Form of Additional Selling Agents Agreement between
                        ProFutures Financial Group, Inc. and certain
                        Additional Selling Agents.
          *3.1          Agreement of Limited Partnership (attached to the
                        Prospectus as Exhibit A).
          *3.2          Subscription Agreement and Power of Attorney (attached
                        to the Prospectus as Exhibit B).
          *3.3          Request for Redemption Form (attached to the
                        Prospectus as Exhibit C).
          *5.1          Opinion of Counsel as to the legality of the Units.
          *8.1          Tax Opinion of Counsel
          *10.2         Form of Brokerage Agreement between the Partnership and
                        Quantum Financial Services, Inc.
           10.3         Form of Stock Subscription Agreement by and between
                        ING (U.S.) Securities, Futures & Options Inc. and
                        ProFutures, Inc.
          *24.1         Consent of Counsel to the Partnership
          *24.2         Consent of Certified Public Accountants, King, Burns
                        & Company, P.C.
          *24.3         Consent of Certified Public Accountants, Arthur F.
                        Bell, Jr. & Associates, L.L.C.

-----------------------
* The foregoing forms of exhibits were filed in the April 6, 1987 Registration Statement No. 33-13008 and/or Post-Effective Amendment No. 1 thereto filed March 11, 1988, and/or the June 5, 1991 Registration Statement No. 33-41073, and/or Pre-Effective Amendment No. 1 thereto filed August 8, 1991, and/or Post-Effective Amendment No. 1 thereto filed
   March 26, 1992; and/or the October 14, 1992 Registration Statement
   No. 33-53324, and/or the November 17, 1992 Pre-effective Amendment No. 1 thereto and/or the July 2, 1993 Registration Statement No. 33-65596, and/ or the Pre-Effective Amendment No. 1 thereto filed August 16, 1993, and Supplement dated December 3, 1993, Post-Effective Amendment No. 2 thereto filed June 30, 1994 and Supplement dated January 31, 1995, and/or Post-Effective Amendment No. 3 dated June 23, 1995. Accordingly, such exhibits are incorporated herein by reference and notified herewith.

  (b)  Reports on Form 8-K.

       On November 11, 1998 the Partnership filed a report on Form 8-K, Item 4. Change in Registrant's Certifying Accountant.

  (c)  Exhibits.

       Filed herewith:

       Exhibit 10.3 Form of Stock Subscription Agreement by and between ING (U.S.) Securities, Futures & Options Inc. and ProFutures, Inc.

  (d)  Financial Statement Schedules.

       Not Applicable or information included in the financial statements.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
(Partnership)



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
Date                            Gary D. Halbert, President
                                ProFutures, Inc., General Partner
                                ATA Research/ProFutures Diversified Fund, L.P.



                   ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.



                                 -----------------
                                 TABLE OF CONTENTS
                                 -----------------


                                                                      PAGES
                                                                      -----

Independent Auditors' Reports                                          F-2

Financial Statements

  Statements of Financial Condition
    December 31, 1998 and 1997                                         F-4

  Statements of Operations For the Years
    Ended December 31, 1998, 1997 and 1996                             F-5

  Statements of Changes in Partners' Capital (Net Asset Value)
    For the Years Ended December 31, 1998, 1997 and 1996               F-6

  Notes to Financial Statements                                     F-7 - F-11



                           INDEPENDENT AUDITOR'S REPORT
                           ----------------------------


To the Partners
ATA Research/ProFutures Diversified Fund, L.P.


We have audited the accompanying statement of financial condition of ATA Research/ProFutures Diversified Fund, L.P. as of December 31, 1998, and the related statements of operations and changes in partners' capital (net asset value) for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATA Research/ProFutures Diversified Fund, L.P. as of December 31, 1998, and the results of its operations and the changes in its net asset value for the year then ended, in conformity with generally accepted accounting principles.



                              /s/ Arthur F. Bell, Jr. & Associates, L.L.C.

Hunt Valley, Maryland
January 28, 1999



              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------


To the Partners
ATA Research/ProFutures Diversified Fund, L.P.


We have audited the accompanying statement of financial condition of ATA Research/ProFutures Diversified Fund, L.P. (a Delaware Limited Partnership) as of December 31, 1997, and the related statements of operations and changes in partners' capital (net asset value) for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATA Research/ProFutures Diversified Fund, L.P. as of December 31, 1997, and the results of its operations and changes in partners' capital for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                      /S/ KING, GRIFFIN & ADAMSON P.C.


Dallas, Texas
January 24, 1998



                   ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                            December 31, 1998 and 1997
                                    -------------



                                                      1998            1997
                                                      ----            ----
ASSETS
  Cash and cash equivalents                       $69,406,640     $63,629,011
                                                  -----------     -----------

  Equity in broker trading accounts
    Cash                                           19,438,737      24,279,768
    Net option premiums (received)                   (954,350)       (394,874)
    Unrealized gain on open contracts                 933,131       4,071,200
                                                  -----------     -----------

        Deposits with brokers                      19,417,518      27,956,094
                                                  -----------     -----------

        Total assets                              $88,824,158     $91,585,105
                                                  ===========     ===========

LIABILITIES
  Accounts payable                                $     7,914     $     3,970
  Commissions and other trading fees
    on open contracts                                  71,578         197,177
  Incentive fees payable                            1,743,052         453,992
  Management fees payable                             544,769         531,288
  Redemptions payable                                 900,346       1,328,634
                                                  -----------     -----------

        Total liabilities                           3,267,659       2,515,061
                                                  -----------     -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partners - 434 and 574 units
    outstanding at December 31, 1998 and 1997       1,111,029       1,328,151
  Limited Partners - 32,993 and 37,927 units
    outstanding at December 31, 1998 and 1997      84,445,470      87,741,893
                                                  -----------     -----------

        Total partners' capital
           (Net Asset Value)                       85,556,499      89,070,044
                                                  -----------     -----------

                                                  $88,824,158     $91,585,105
                                                  ===========     ===========



                               See accompanying notes.

                   ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                              STATEMENTS OF OPERATIONS
               For the Years Ended December 31, 1998, 1997 and 1996
                                    -------------





                                           1998          1997          1996
                                           ----          ----          ----
INCOME
  Trading gains (losses)
    Realized                           $19,109,408   $12,910,062   $19,859,370
    Change in unrealized                (3,138,069)    2,218,892    (4,280,980)
                                       -----------   -----------   -----------

        Gain from trading               15,971,339    15,128,954    15,578,390

        Interest income                  4,335,995     4,917,717     4,780,472
                                       -----------   -----------   -----------

        Total income                    20,307,334    20,046,671    20,358,862
                                       -----------   -----------   -----------

EXPENSES
  Brokerage commissions                  3,224,156     3,389,414     2,849,321
  Management fees                        4,309,041     4,544,748     4,483,854
  Incentive fees                         4,355,728     3,224,784     3,508,326
  Operating expenses                       340,488       354,012       389,323
                                       -----------   -----------   -----------

        Total expenses                  12,229,413    11,512,958    11,230,824
                                       -----------   -----------   -----------

        NET INCOME                     $ 8,077,921   $ 8,533,713   $ 9,128,038
                                       ===========   ===========   ===========

Net income per General and
  Limited Partner unit
    (based on weighted average
    number of units outstanding
    during the period of 36,050,
    40,974 and 46,185, respectively)   $    224.08   $    208.27   $    197.64
                                       ===========   ===========   ===========

Increase in Net Asset Value
  per General and Limited Partner Unit $    246.05   $    208.72   $    210.83
                                       ===========   ===========   ===========



                               See accompanying notes.

                   ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
               For the Years Ended December 31, 1998, 1997 and 1996
                                    -------------



                            Total                Partners' Capital
                          Number of   ----------------------------------------
                            Units       General       Limited        Total
                          ---------   ----------   ------------   ------------

Balances at
  December 31, 1995          49,196   $1,087,286   $ 92,084,180   $ 93,171,466

Net income for
  the year ended
  December 31, 1996                      121,038      9,007,000      9,128,038

Redemptions                  (6,501)           0    (12,438,343)   (12,438,343)
                             ------   ----------   ------------   ------------

Balances at
  December 31, 1996          42,695    1,208,324     88,652,837     89,861,161

Net income for
  the year ended
  December 31, 1997                      119,827      8,413,886      8,533,713

Redemptions                  (4,194)           0     (9,324,830)    (9,324,830)
                             ------   ----------   ------------   ------------

Balances at
  December 31, 1997          38,501    1,328,151     87,741,893     89,070,044

Net income for
  the year ended
  December 31, 1998                      112,878      7,965,043      8,077,921

Redemptions                  (5,074)    (330,000)   (11,261,466)   (11,591,466)
                             ------   ----------   ------------   ------------

Balances at
  December 31, 1998          33,427   $1,111,029   $ 84,445,470   $ 85,556,499
                             ======   ==========   ============   ============



                                       Net Asset Value Per Unit
                                   ---------------------------------

                                              December 31,
                                     1998        1997        1996
                                     ----        ----        ----

                                   $2,559.49   $2,313.44   $2,104.72
                                   =========   =========   =========



                               See accompanying notes.

                   ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                           NOTES TO FINANCIAL STATEMENTS
                                    -------------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

         A.  General Description of the Partnership

             ATA Research/ProFutures Diversified Fund, L.P. (the Partnership) is a Delaware limited partnership which operates as a commodity investment pool. The Partnership's objective is to achieve appreciation of its assets through the trading of futures contracts and other financial instruments.

         B.  Regulation

             As a Partnership with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Acts of 1933 and 1934. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

         C.  Method of Reporting

             The Partnership's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Partnership's management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract purchase price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

             For purposes of both financial reporting and calculation of redemption value, Net Asset Value per Unit is calculated by dividing Net Asset Value by the number of outstanding Units.

         D.  Cash and Cash Equivalents

             Cash and cash equivalents includes cash and short-term investments in fixed income securities.

         E.  Brokerage Commissions

             Brokerage commissions include other trading fees and are charged to expense when contracts are opened.



                   ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    -------------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)
         -----------------------------------------------------------

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

         H.  Reclassification

             Certain amounts in the 1997 and 1996 financial statements were reclassified to conform with the 1998 presentation.

Note 2. GENERAL PARTNERS
        ----------------

        The General Partners of the Partnership are ATA Research, Inc. and ProFutures, Inc., who conduct and manage the business of the Partnership. The Agreement of Limited Partnership requires the
        General Partners to contribute to the Partnership an amount in the aggregate equal to at least the greater of (i) 3% of the aggregate initial capital contributions of all partners or $100,000, whichever is less, or (ii) 1% of the aggregate initial capital contributions of all partners. As of December 31, 1998, approximately $743,000 has been contributed to the Partnership by the General Partners and their principals.

        The Agreement of Limited Partnership also requires that the General Partners maintain in the aggregate a net worth at least equal to (i) the lesser of $250,000 or 15% of the aggregate initial capital contributions of any limited partnerships for which they act as general partners and which are capitalized at less than $2,500,000; and (ii) 10% of the aggregate initial capital contributions of any limited partnerships for which they act as general partners and which are capitalized at greater than $2,500,000.



                   ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    -------------



Note 2.  GENERAL PARTNERS (CONTINUED)
         ----------------------------

         ProFutures, Inc. has callable subscription agreements with Internationale Nederlanden (U.S.) Securities, Futures & Options, Inc.
         (ING), the Partnership's primary broker, whereby ING has subscribed to purchase (up to $14,000,017) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partners' net worth requirements.

         A monthly management fee is paid by the Partnership to each General Partner. ATA Research, Inc. receives 1/12 of 1% of month-end Net Asset Value (approximately 1% annually) and ProFutures, Inc. receives 1/4 of 1% of month-end Net Asset Value (approximately 3% annually).

         Total management fees earned by ATA Research, Inc. for the years ended December 31, 1998, 1997 and 1996 were $846,087, $915,561 and $905,191, respectively. Total management fees earned by ProFutures, Inc. for the years ended December 31, 1998, 1997 and 1996 were $2,538,261, $2,746,684 and $2,718,343, respectively.

Note 3.  COMMODITY TRADING ADVISORS
         --------------------------

         The Partnership has trading advisory contracts with several unrelated commodity trading advisors to furnish management investment services to the Partnership. Certain advisors receive management fees ranging from .2% to 2% annually of Allocated Net Asset Value (as defined in the trading advisory contracts). In addition, the trading advisors receive quarterly incentive fees ranging from 20% to 27.5% of Trading Profits (as defined).

Note 4.  DEPOSITS WITH BROKERS
         ---------------------

         The Partnership deposits funds with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such brokers. The Partnership earns interest income on its assets deposited with the brokers.

Note 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
         --------------------------------------------

         Investments in the Partnership were made by subscription agreement, subject to acceptance by the General Partners. The Partnership's most recent offering of Units of Limited Partnership Interest terminated on April 30, 1995.

         The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partners. A Limited Partner may request and receive redemption of units owned, subject to restrictions in the Agreement of Limited Partnership.



                   ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    -------------



Note 6.  TRADING ACTIVITIES AND RELATED RISKS
         ------------------------------------

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

         The fair value of derivatives represents unrealized gains and losses on open futures contracts and long and short options at market value. The average fair value of derivatives during 1998, 1997 and 1996 was approximately $1,870,000, $3,300,000 and $4,230,000, respectively, and the related fair values as of December 31, 1998 and 1997 are approximately $(21,000) and $3,676,000, respectively.

         Net trading results from derivatives for the years ended December 31, 1998, 1997 and 1996 are reflected in the statement of operations and equal gain from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership's speculative trading of derivatives.



                   ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    -------------



Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
         ------------------------------------------------

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At December 31, 1998 and 1997, the notional amount of open contracts is as follows:

                                    1998                        1997
                                    ----                        ----

                         Contracts to  Contracts to  Contracts to  Contracts to
                           Purchase        Sell        Purchase        Sell
                         ------------  ------------  ------------  ------------

  Futures contracts
   and written options
    thereon:
     - Agriculture       $ 19,300,000  $ 25,900,000  $ 27,000,000  $ 26,600,000
     - Currency and
        currency
        indices            34,350,000   133,100,000    10,400,000    74,200,000
     - Energy               1,100,000     2,900,000     1,200,000    12,500,000
     - Equity indices      75,700,000    99,700,000    65,500,000    54,900,000
     - Interest rates     279,700,000    61,300,000   756,200,000   288,900,000
     - Metals               5,750,000    14,000,000    87,500,000   103,700,000
     - Other                   50,000             0       500,000       300,000

  Purchased options
   on futures contracts:
     - Agriculture          2,700,000             0             0             0
     - Currency and
        currency
        indices                     0             0             0     8,300,000
     - Energy                 550,000             0             0             0
     - Interest rates               0             0    27,000,000             0
     - Metals                       0             0     4,000,000             0
                         ------------  ------------  ------------  ------------

                         $419,200,000  $336,900,000  $979,300,000  $569,400,000
                         ============  ============  ============  ============


         The above amounts do not represent the Partnership's risk of loss due to market and credit risk, but rather represent the Partnership's extent of involvement in derivatives at the date of the statement of financial condition.

         The General Partners have established procedures to actively monitor and minimize market and credit risk, although there can be no assurance that they will, in fact, succeed in doing so. The General Partners' basic market risk control procedures consist of continuously monitoring the trading activity of the various trading advisors, with the actual market risk controls being applied by the advisors themselves. The General Partners seek to minimize credit risk primarily by depositing and maintaining the Partnership's assets at financial institutions and brokers which the General Partners believe to be creditworthy. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.



                                    Exhibit 10.3



                           STOCK SUBSCRIPTION AGREEMENT

                                   BY AND BETWEEN

                    ING (U.S.) SECURITIES, FUTURES & OPTIONS INC.
                                         AND
                                   PROFUTURES, INC.
                 Re:  ATA Research/ProFutures Diversified Fund, L.P.



THIS STOCK SUBSCRIPTION AGREEMENT (as it may be amended from time to time, the "Agreement"), by and between ING Securities, Futures & Options Inc. ("ING") and ProFutures, Inc. (the "General Partner"), is made as of this 1st day of August, 1998.

WHEREAS, the General Partner entered into Stock Subscription Agreements, dated August 15, 1990, August 15, 1991, and September 1, 1991, respectively, each substantially in the form hereof, with Virginia Trading Corporation ("VTC"), and the Virginia Trading division of Quantum Financial Services, Inc. ("Quantum"), respectively;

WHEREAS, the issued and outstanding capital stock of VTC was acquired by Quantum which operated VTC's business as the Virginia Trading division of Quantum;

WHEREAS, the issued and outstanding capital stock of Quantum was acquired by the ING Group on January 7, 1994 and the name of Quantum was ultimately changed to ING Securities, Futures & Options Inc.;

WHEREAS, the parties desire to enter into this Agreement to reflect (a) that the respective rights and duties hereunder shall belong to ING, and (b) the current terms of the stock subscription obligation of ING;

WHEREAS, pursuant to a separate Brokerage Agreement, ING is the futures commission merchant for the ATA Research/ProFutures Diversified Fund, L.P., a Delaware limited partnership (the "Fund");

WHEREAS, the General Partner is obligated by the Fund's Agreement of Limited Partnership, as amended and restated on December 1, 1993 (the "Agreement of Limited Partnership'), to maintain a minimum net worth equal to: (i) the lesser of $250,000 or 15% of the aggregate initial capital contributions of any limited partnerships for which it acts as general partner capitalized at $2,500,000 or less; or (ii) 10% of the aggregate capital contributions of the limited partners of any limited partnerships for which it acts as general partner capitalized at greater than $2,500,000 (the "Net Worth Requirement");

WHEREAS, the General Partner has the responsibility for determining the adequacy of its net worth and the application of this Agreement towards the Net Worth Requirement; and

WHEREAS, ING has agreed to subscribe for stock of the General Partner to enable the General Partner to continue to meet the Net Worth Requirement.

NOW, THEREFORE, in consideration of the mutual promises made herein and other good and valuable consideration, the parties hereto agree as follows:


1. Purchase of Shares. On the date hereof and continuing on a regular basis as agreed upon by the parties, ING and the General Partner shall determine the aggregate amount of the subscription for shares of the General Partner's common stock required to enable the General Partner to continue to meet the Net Worth Requirement. Based upon such determination (as confirmed in writing in the form attached as Exhibit A, each executed original of which is incorporated herein by reference), ING will subscribe for the total subscription required for the General Partner to meet the Net Worth Requirement; provided, that in no event shall the total subscription, in addition to the total subscription obligation for Alternative Asset Growth Fund, L.P., a Delaware limited partnership, exceed $7 million. The purchase price for the shares of common stock subscribed for by ING thereupon shall be equal to book value per share as determined by an independent certified public accountant selected and paid by the General Partner on the date(s) this obligation is met, but in no event less than $.01 per share. In the event the Fund both exceeds its Trading Suspension Level and, in fact, exhausts all its assets to satisfy Fund obligations, the subscription required for the General Partner to satisfy the Net Worth Requirement shall be callable by the General Partner on demand; provided, however, that: (a) the General Partner shall use its own capital first to meet the Net Worth Requirement; and (b) any such demand shall relate only to capital deficiencies resulting solely from the ordinary, lawful and necessary operations and activities of the Fund which cause the General Partner's net worth to fall below the Net Worth Requirement. The parties expressly acknowledge that, unless otherwise agreed in writing by both parties in their sole and absolute discretion as to other specific projects or activities, ING shall not have to subscribe to satisfy capital deficiencies resulting from activities and operations of the General Partner other than those associated with the Fund. Payment for the subscription called shall be made by wire transfer within thirty (30) days after the date of call. Upon payment, the General Partner shall issue to ING that number of shares for which full consideration has been paid.

2. Share Rights. Upon issuance, all shares of the General Partner's common stock shall be fully paid and non-assessable and shall entitle the holder to all rights applicable to such shares.

3. Computations. For purposes of meeting the Net Worth Requirement, all subscriptions for common stock shall be carried at face amount without deduction or discount. Any interests in the Fund owned by the General Partner or any of the General Partner's interests in other limited partnerships of which the General Partner is the general partner shall not be included in the computation of its net worth for compliance with the Net Worth Requirements.

4. Lower Net Worth. In the event that, at any time, the Net Worth Requirement set forth in the Fund's Agreement of Limited Partnership is amended pursuant thereto so that the Net Worth Requirement for the General Partner is lowered, the General Partner shall promptly notify ING and upon demand by ING effect a reduction in its net worth (but not below that required by the Agreement of Limited Partnership) by cancellation of such excess subscription amount in appropriate fashion.

5. General Partner Activities. The General Partner agrees, for so long as this Agreement is in effect, not to engage in any activities unrelated to its current activities of being: (a) a commodity trading advisor;
    (b) co-General Partner of Alternative Asset Growth Fund, L.P.:
    (c) General Partner of the Fund; (d) General Partner of ProFutures Bull & Bear Fund, L.P.; and (e) engaged in a similar activity involving ING or an associated company thereof; and (f) an introducing broker, without the consent of ING. Such undertaking shall include the General Partner's best efforts to conserve capital and avoid expenses to the extent feasible to minimize the need of the General Partner to call the subscription, especially as it relates to the Net Worth Requirement attributable to the Fund. The General Partner also agrees to cooperate in good faith as to ING in the conduct of its affairs including, without limitation, its full cooperation in responding to any reasonable request for information by ING.

6. ING's Activities. ING hereby agrees that it shall: (a) not purchase or otherwise acquire any Units of Limited Partnership Interest of the Fund;
    (b) provide all information which in the opinion of counsel for the General Partner is required for the General Partner to comply with federal and state securities and tax laws; and (c) cooperate in good faith with the General Partner in the conduct of its affairs.

7. Amendments; Assignments. No change or modification to this Agreement shall be effective unless the same shall be in writing and signed by each of the parties hereto. However, this Agreement may not be assigned by either party without the prior written consent of the other, and any attempted assignment without such consent shall be void. No change in ownership of either party shall in any way affect its obligation hereunder or in any related agreements.

8. Third Party Beneficiaries. Third party beneficiary rights, if any, under this Agreement are expressly limited to the limited partners of the Fund, to the Net Worth Requirement attributable to the Fund and, for the period commencing on the date of this Agreement, is accepted until the termination of this Agreement under any circumstance described in Paragraph 11 below.

9. Term. This Agreement shall continue in effect for a period of one (1) year from the date of this Agreement and shall be automatically renewed for additional one (1) year terms. Notwithstanding the foregoing, either party may terminate this Agreement at anytime after having given the other party at least sixty (60) days prior written notice of its intent to terminate. In the event the Fund terminates ING as its Clearing Broker, this Agreement will terminate on the same date as the Brokerage Agreement terminates. In the event that ING terminates its Brokerage Agreement and ceases to serve as the Fund's Clearing Broker, or the Brokerage Agreement expires, this Agreement will continue for up to 60 days after the date such Brokerage Agreement terminates or expires.

10. Information Requirements of the General Partner. During the term of this Agreement, the General Partner shall promptly furnish to ING the following:

    (a) copies of all regulatory notices, complaints, legal actions or proceedings, and other claims involving, relating to or against the General Partner or against the Fund including, without limitation, claims by any limited partner of the Fund.

    (b) copies of all regulatory notices, complaints, legal actions or proceedings, and other claims involving, relating to or against the General Partner or against the Fund including, without limitation, claims by any limited partner of the fund.

    (c)  copies of the following financial statements for the Fund:
         (i) monthly unaudited balance sheets and income statements;
         (ii) monthly asset reports for all assets regardless of where located; (iii) annual audited financial statements and any other interim audits available; and (iv) copies of statements from the other holders of Fund assets when they are received.

    (d)  copies of the following financial statements for the General
         Partner: (i) quarterly and annual unaudited balance sheets and income statements; and (ii) any audited statements available.

    (e) copies of marketing materials used in connection with the Fund concurrent with their use.

    The Clearing Broker shall have the right to review the books and records of the General Partner (excluding any information on its trading systems) , at its office on reasonable notice during normal business hours, and subject to ING's maintaining strict confidentiality as to the information so reviewed.

11. Other Conditions. In the event the General Partner shall voluntarily file (or have involuntarily filed against it) a petition seeking protection from creditors pursuant to the United States Bankruptcy Code, as amended (the "Code"), or be subjected to the supervision of a receiver appointed by a state or federal court of competent jurisdiction, and any debtor in possession, trustee or receiver shall subsequently make a call upon ING for any cash contributions under this Agreement, the parties hereto specifically agree that ING shall be required to contribute such cash to the General Partner as is required to satisfy the Net Worth Requirement only upon the General Partner's transfer (free and clear of all liens and encumbrances) of such assets as are held in the name of the General Partner having a fair market value equal to, or greater than, the value of the purchase price required of ING by such debtor in possession, trustee or receiver.
    Such transfer of assets shall be in lieu of the General Partner's issuance of shares in exchange for cash; and further provided, that the transfer of such assets to ING shall be first approved by a United States Bankruptcy Court Judge, or the court officer having jurisdiction over any appointed receiver, and ING shall be awarded fee simple ownership and possession of such assets pursuant to 363 of the Code.
    In the circumstances of this paragraph, only of the required assets defined above by the General Partner to ING, shall ING be required to make the payment for any subscription called under this Agreement or shall the General Partner be required to issue any shares of its stock to ING.

12. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware applicable to contracts made in that state without reference to its conflict of laws provisions.

13. Notices. Any notices required or desired to be given under this Agreement shall be given in writing and shall be effective when given personally on the date delivered or, when given by mail, overnight courier or telefacsimile (provided receipt of the latter is orally confirmed), upon the date of receipt, addressed as follows (or to such other address as the party entitled to notice shall hereafter designate in accordance with the terms hereof):

        If to the General Partner:

        ProFutures, Inc.
        1310 Highway 620 South, Suite 200
        Austin, Texas  78734
        Attn:  Gary D. Halbert, President

        If to ING:

        ING (U.S.) Securities, Futures & Options, Inc.
        Sears Tower
        233 South Wacker Street
        Chicago, Illinois  60606
        Attn:  Brac Carr, Vice President

14. Entire Agreement. This Agreement contains the entire understanding of the parties with respect to the matters covered hereby. All prior subscription agreements and concomitant obligations of the parties are superceded by this Agreement.


IN WITNESS WHEREOF, the parties have duly executed this Agreement under seal as of the date first above written.


                             ING (U.S.) SECURITIES, FUTURES & OPTIONS, INC.


                             By:
                                -------------------------------------------

                             Name:
                                  -----------------------------------------

                             Title:
                                   ----------------------------------------


                             PROFUTURES, INC.

                             By:
                                -------------------------------------------
                                Gary D. Halbert, President



                                     EXHIBIT A



                   ING (U.S.) SECURITIES, FUTURES & OPTIONS, INC.
                                    Sears Tower
                              233 South Wacker Street
                             Chicago, Illinois  60606
                                  (312) 496-7000



August 1, 1998


Gary Halbert, President
ProFutures, Inc.
1310 Highway 620 South, Suite 200
Austin Texas   78734

Dear Mr. Halbert:

This is to confirm to ProFutures, Inc. the obligation of the undersigned
ING (U.S.) Securities, Futures & Options, Inc. ("ING") pursuant to the August 1, 1998 Stock Subscription Agreement (as amended from time to time, the "Agreement") between ProFutures, Inc. ("ProFutures") and ING, as outlined below. As of July 31, 1998, the aggregate relevant capital contributions by the limited partners of ATA Research/ProFutures Diversified Fund, L.P. (the "Fund") for Units still outstanding was $61,215,457. Pursuant to the Agreement, accordingly, ING hereby subscribes to purchase 32,439 shares of ProFutures (at $188.71 per share), being that number of shares which will enable ProFutures to maintain its Net Worth Requirement as defined in the Agreement. It is our understanding under the Agreement that such subscription will be called only if and subject to the conditions as set forth in the Agreement occur. This subscription commitment supersedes all prior subscription commitments pursuant to the Agreement.

                             ING (U.S.) SECURITIES, FUTURES & OPTIONS, INC.


                             By:
                                -------------------------------------------

                             Name:
                                  -----------------------------------------

                             Title:
                                   ----------------------------------------



ACKNOWLEDGED:


PROFUTURES, INC.


By:
   -------------------------------------------
   Gary D. Halbert, President