Form 10-Q
period 1999-03-31
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 1999-05-13
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

X  Quarterly Report Under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the Quarter Ended March 31, 1999
                      --------------

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

Yes  X
No



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.


           ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                 STATEMENTS OF FINANCIAL CONDITION
     March 31, 1999 (Unaudited) and December 31, 1998 (Audited)
                            -----------

                                           March 31,     December 31,
                                             1999           1998
                                             ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                 $84,704,643     $19,438,737
    Net option premiums (received)          (545,638)       (954,350)
    Unrealized gain on open contracts      1,415,787         933,131
                                         -----------     -----------

            Deposits with brokers         85,574,792      19,417,518
                                         -----------     -----------

  Cash and cash equivalents                    3,332      69,406,640
                                         -----------     -----------

            Total assets                 $85,578,124     $88,824,158
                                         ===========     ===========

LIABILITIES
  Accounts payable                       $    16,722     $     7,914
  Commissions and other trading fees
        on open contracts                     84,233          71,578
  Incentive fees payable                     344,294       1,743,052
  Management fees payable                    532,110         544,769
  Redemptions payable                      2,437,038         900,346
                                         -----------     -----------
            Total liabilities              3,414,397       3,267,659
                                         -----------     -----------
PARTNERS' CAPITAL (Net Asset Value)
  General Partners - 428 and 434 units
        outstanding at March 31, 1999
        and December 31, 1998              1,100,266       1,111,029
  Limited Partners - 31,501 and
        32,993 units outstanding
        at March 31, 1999 and
        December 31, 1998                 81,063,461      84,445,470
                                         -----------     -----------
            Total partners' capital
             (Net Asset Value)            82,163,727      85,556,499
                                         -----------     -----------
                                         $85,578,124     $88,824,158
                                         ===========     ===========


                         See accompanying notes.



             ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
           For the Three Months Ended March 31, 1999 and 1998
                               (Unaudited)
                               -----------

                                              Three Months Ended
                                                  March 31,
                                           1999              1998
                                           ----              ----
INCOME
Trading gains (losses)
  Realized                             $ 1,179,062       $ 3,946,506
  Change in unrealized                     482,656        (3,201,795)
                                       -----------       -----------
     Gain from trading                   1,661,718           744,711

  Interest income                          935,578         1,177,622
                                       -----------       -----------
     Total income                        2,597,296         1,922,333
                                       -----------       -----------
EXPENSES
  Brokerage commissions                    609,949           906,815
  Management fees                        1,106,127         1,133,747
  Incentive fees                           344,295           311,739
  Operating expenses                        84,675            99,691
                                       -----------       -----------
     Total expenses                      2,145,046         2,451,992
                                       -----------       -----------
     NET INCOME (LOSS)                 $   452,250       $  (529,659)
                                       ===========       ===========

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period of 33,144 and 38,141,
  respectively)                        $     13.64       $    (13.89)
                                       ===========       ===========

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                         $     13.86       $    (15.42)
                                       ===========       ===========


                        See accompanying notes.



            ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
          For the Three Months Ended March 31, 1999 and 1998
                             (Unaudited)
                             -----------

                  General              Limited
                  Partners             Partners                Total
             -----------------   --------------------   --------------------
             Units    Amount     Units       Amount     Units      Amount

Balances
 at
 December 31,
 1998         434   $1,111,029   32,993   $84,445,470   33,427   $85,556,499
Net income
 for the
 three months
 ended
 March 31,
 1999                    5,348                446,902                452,250
Redemptions    (6)     (16,111)  (1,492)   (3,828,911)  (1,498)   (3,845,022)
              ---   ----------   ------   -----------   ------   -----------
Balances
 at
 March 31,
 1999         428   $1,100,266   31,501   $81,063,461   31,929   $82,163,727
              ===   ==========   ======   ===========   ======   ===========

Balances
 at
 December 31,
 1997         574   $1,328,151   37,927   $87,741,893   38,501   $89,070,044
Net (loss)
 for the
 three months
 ended
 March 31,
 1998                     (621)              (529,038)              (529,659)
Redemptions   140     (330,000)    (932)   (2,198,691)  (1,072)   (2,528,691)
              ---   ----------   ------   -----------   ------   -----------
Balances
 at
 March 31,
 1998         434   $  997,530   36,995   $85,014,164   37,429   $86,011,694
              ===   ==========   ======   ===========   ======   ===========

Net asset value
 per unit at
  December 31, 1997                       $  2,313.44
                                          ===========
  March 31, 1998                          $  2,298.02
                                          ===========
  December 31, 1998                       $  2,559.49
                                          ===========
  March 31, 1999                          $  2,573.35
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



              ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)
         -----------------------------------------------------------

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

     H.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 1999, and the results of operations for the three months ended March 31, 1999 and 1998.

Note 2.  GENERAL PARTNERS
         ----------------

         The General Partners of the Partnership are ATA Research, Inc. and ProFutures, Inc., who conduct and manage the business of the Partnership. The Agreement of Limited Partnership requires the General Partners to contribute to the Partnership an amount in the aggregate equal to at least the greater of (i) 3% of the aggregate initial capital contributions of all partners or $100,000, whichever is less, or (ii) 1% of the aggregate initial capital contributions of all partners. As of March 31, 1999, approximately $737,000 has been contributed to the Partnership by the General Partners and their principals.

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

         Total management fees earned by ATA Research, Inc. for the three months ended March 31, 1999 and 1998 were $213,690 and $226,012, respectively. Total management fees earned by ProFutures, Inc. for the three months ended March 31, 1999 and 1998 were $641,070 and $678,035, respectively.

Note 3.  COMMODITY TRADING ADVISORS
         --------------------------

         The Partnership has trading advisory contracts with several unrelated commodity trading advisors to furnish management investment services to the Partnership. Certain advisors receive management fees ranging from 1% to 2% annually of Allocated Net Asset Value (as defined in the trading advisory contracts). In addition, the trading advisors receive quarterly incentive fees ranging from 20% to 27.5% of Trading Profits (as defined).

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



              ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
         ------------------------------------------------

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

         The fair value of derivatives represents unrealized gains and losses on open futures contracts and long and short options at market value. The average fair values of derivatives for the three months ended March 31, 1999 and 1998 are approximately $2,500,000 and $1,692,000, respectively, and the related fair values as of March 31, 1999 and December 31, 1998 are approximately $870,000 and $(21,000), respectively.

         Net trading results from derivatives for the months ended March 31, 1999 and 1998 are reflected in the statement of operations and equal gain (loss) from trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of derivatives.



              ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
         ------------------------------------------------

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At March 31, 1999 and December 31, 1998, the notional amount of open contracts is as follows:

                              March 31,                 December 31,
                                1999                        1998
                     --------------------------  --------------------------
                     Contracts to  Contracts to  Contracts to  Contracts to
                       Purchase         Sell       Purchase        Sell
                     ------------  ------------  ------------  ------------

Derivatives (excluding
 purchased options):
  Futures contracts
   and written options
   thereon:
    - Agriculture    $ 11,700,000  $ 18,600,000  $ 19,300,000  $ 25,900,000
    - Currency and
        currency
        indices        46,400,000   138,900,000    34,350,000   133,100,000
    - Energy            7,400,000     2,600,000     1,100,000     2,900,000
    - Equity indices   41,100,000   117,800,000    75,700,000    99,700,000
    - Interest rates  273,500,000   100,900,000   279,700,000    61,300,000
    - Metals           14,600,000    23,000,000     5,750,000    14,000,000
    - Other               100,000             0        50,000             0

Purchased options on
  Futures Contracts:
    - Agriculture       1,200,000             0     2,700,000             0
    - Energy              300,000             0       550,000             0
                     ------------  ------------  ------------  ------------

                     $396,300,000  $401,800,000  $419,200,000  $336,900,000
                     ============  ============  ============  ============


         The above amounts do not represent the Partnership's risk of loss due to market and credit risk, but rather represent the Partnership's extent of involvement in derivatives at the date of the statement of financial condition.

         The General Partners have established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that they will, in fact, succeed in doing so. The General Partners' basic market risk control procedures consist of continuously monitoring the trading activity of the various trading advisors, with the actual market risk controls being applied by the advisors themselves. The General Partners seek to minimize credit risk primarily by depositing and maintaining the Partnership's assets at financial institutions and brokers which the General Partners believe to be creditworthy. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     A. LIQUIDITY: Substantially all of the Partnership's assets are highly liquid, such as cash or cash equivalents, open futures and option contracts and other financial instruments. It is possible that extreme market conditions or daily price fluctuation limits at certain exchanges could adversely affect the liquidity of open futures and option contracts.

     B. CAPITAL RESOURCES: Since the Partnership's business is the purchase and sale of various commodity interests, it will make few, if any, capital expenditures.

         As of March 31, 1999, 31,928.6440 Units are outstanding, including
         427.5619 General Partner Units, with an aggregate Net Asset Value of $82,163,727 ($2,573.35 per Unit). This represents a decrease in Net Asset Value of $3,392,772 compared with December 31, 1998. The decrease primarily relates to redemptions of limited partner units.

         The Partnership's offering of Units of Limited Partnership Interest terminated in 1995.

     C. RESULTS OF OPERATIONS: For the three months ended March 31, 1999, the Partnership had net income of $452,250, as compared to a net loss of $(529,659) for the three months ended March 31, 1998.

         The Partnership's net trading gains for the quarter ended March 31, 1999 resulted primarily from gains in the interest rate and energy markets, offset by losses in the foreign currency and metals markets.

         The Partnership's losses for the quarter ended March 31, 1998 resulted from February losses in the currencies, U.S. interest rate and equity indices markets, March losses in the non-U.S. interest rate and non-U.S. equity indices as well as the base metals markets. These losses were largely offset by January gains in the U.S. and non-U.S. interest rate markets.

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

         Due to the speculative nature of trading commodity interests, the Partnership's income or loss from operations may vary widely from period to period. Management cannot predict whether the Partnership's future Net Asset Value per Unit will increase or experience a decline. Inflation is not a significant factor in the Partnership's operations, except to the extent that inflation may affect future prices.

         PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

     D. POSSIBLE CHANGES: The General Partners reserve the right to terminate certain and/or engage additional trading advisors or change any of the Partnership's clearing arrangements.

     E.  The Year 2000 Problem:

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          There has been no material change during the three months ended March 31, 1999, in the sources of the Partnership's exposure to market risk. The Partnership's market risk is influenced by a wide variety of factors, including commodity price levels, the level and volatility of interest rates, foreign currency exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.



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

          None.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P. (Registrant)



                             /s/ Aladin T. Abughazaleh
                             Aladin T. Abughazaleh, President
                             ATA Research Inc., General Partner
                             ATA Research/ProFutures Diversified Fund, L.P.



                             /s/ Gary D. Halbert
                             Gary D. Halbert, President
                             ProFutures, Inc., General Partner
                             ATA Research/ProFutures Diversified Fund, L.P.