Form 10-Q
period 1999-06-30
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 1999-08-12
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

X  Quarterly Report Under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the Quarter Ended June 30, 1999
                      -------------

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

Yes  X
No



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.


           ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                 STATEMENTS OF FINANCIAL CONDITION
     June 30, 1999 (Unaudited) and December 31, 1998 (Audited)
                            -----------

                                           June 30,      December 31,
                                             1999           1998
                                             ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                 $79,698,870     $19,438,737
    Net option premiums paid (received)      215,380        (954,350)
    Unrealized gain on open contracts      3,688,443         933,131
                                         -----------     -----------

            Deposits with brokers         83,602,693      19,417,518
                                         -----------     -----------

  Cash and cash equivalents                    1,017      69,406,640
                                         -----------     -----------

            Total assets                 $83,603,710     $88,824,158
                                         ===========     ===========

LIABILITIES
  Accounts payable                       $     4,785     $     7,914
  Commissions and other trading fees
        on open contracts                    104,870          71,578
  Incentive fees payable                     659,612       1,743,052
  Management fees payable                    523,001         544,769
  Redemptions payable                      1,370,458         900,346
                                         -----------     -----------
            Total liabilities              2,662,726       3,267,659
                                         -----------     -----------
PARTNERS' CAPITAL (Net Asset Value)
  General Partners - 428 and 434 units
        outstanding at June 30, 1999
        and December 31, 1998              1,129,777       1,111,029
  Limited Partners - 30,204 and
        32,993 units outstanding
        at June 30, 1999 and
        December 31, 1998                 79,811,207      84,445,470
                                         -----------     -----------
            Total partners' capital
             (Net Asset Value)            80,940,984      85,556,499
                                         -----------     -----------
                                         $83,603,710     $88,824,158
                                         ===========     ===========


                         See accompanying notes.



             ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
            For the Six Months Ended June 30, 1999 and 1998
                               (Unaudited)
                               -----------

                                              Six Months Ended
                                                  June 30,
                                           1999              1998
                                           ----              ----
INCOME
Trading gains (losses)
  Realized                             $ 2,647,704       $  (414,009)
  Change in unrealized                   2,755,312        (2,949,640)
                                       -----------       -----------
     Gain (loss) from trading            5,403,016        (3,363,649)

  Interest income                        1,806,897         2,218,548
                                       -----------       -----------
     Total income (loss)                 7,209,913        (1,145,101)
                                       -----------       -----------
EXPENSES
  Brokerage commissions                  1,343,346         1,964,419
  Management fees                        2,168,416         2,133,278
  Incentive fees                         1,003,906           989,753
  Operating expenses                       122,130           179,164
                                       -----------       -----------
     Total expenses                      4,637,798         5,266,614
                                       -----------       -----------
     NET INCOME (LOSS)                 $ 2,572,115       $(6,411,715)
                                       ===========       ===========

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period of 32,339 and 37,497,
  respectively)                        $     79.53       $   (170.99)
                                       ===========       ===========

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                         $     82.88       $   (171.96)
                                       ===========       ===========


                        See accompanying notes.



             ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
           For the Three Months Ended June 30, 1999 and 1998
                               (Unaudited)
                               -----------

                                             Three Months Ended
                                                  June 30,
                                           1999              1998
                                           ----              ----
INCOME
Trading gains (losses)
  Realized                             $ 1,468,642       $(4,360,514)
  Change in unrealized                   2,272,656           252,154
                                       -----------       -----------
     Gain (loss) from trading            3,741,298        (4,108,360)

  Interest income                          871,319         1,040,926
                                       -----------       -----------
     Total income (loss)                 4,612,617        (3,067,434)
                                       -----------       -----------
EXPENSES
  Brokerage commissions                    733,397         1,057,604
  Management fees                        1,062,289           999,531
  Incentive fees                           659,611           678,014
  Operating expenses                        37,455            79,473
                                       -----------       -----------
     Total expenses                      2,492,752         2,814,622
                                       -----------       -----------
     NET INCOME (LOSS)                 $ 2,119,865       $(5,882,056)
                                       ===========       ===========

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period of 31,535 and 36,853,
  respectively)                        $     67.22       $   (159.61)
                                       ===========       ===========

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                         $     69.02       $   (156.54)
                                       ===========       ===========


                        See accompanying notes.


            ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
           For the Six Months Ended June 30, 1999 and 1998
                             (Unaudited)
                             -----------

                  General              Limited
                  Partners             Partners                Total
             -----------------   --------------------   --------------------
             Units    Amount     Units       Amount     Units      Amount

Balances
 at
 December 31,
 1998         434   $1,111,029   32,993   $84,445,470   33,427   $85,556,499
Net income
 for the
 six months
 ended
 June 30,
 1999                   34,859              2,537,256              2,572,115
Redemptions    (6)     (16,111)  (2,789)   (7,171,519)  (2,795)   (7,187,630)
             ----   ----------   ------   -----------   ------   -----------
Balances
 at
 June 30,
 1999         428   $1,129,777   30,204   $79,811,207   30,632   $80,940,984
             ====   ==========   ======   ===========   ======   ===========

Balances
 at
 December 31,
 1997         574   $1,328,151   37,927   $87,741,893   38,501   $89,070,044
Net (loss)
 for the
 six months
 ended
 June 30,
 1998                  (68,573)            (6,343,142)            (6,411,715)
Redemptions  (140)    (330,000)  (2,523)   (5,582,363)  (2,663)   (5,912,363)
             ----   ----------   ------   -----------   ------   -----------
Balances
 at
 June 30,
 1998         434   $  929,578   35,404   $75,816,388   35,838   $76,745,966
             ====   ==========   ======   ===========   ======   ===========

Net asset value
 per unit at
  December 31, 1997                       $  2,313.44
                                          ===========
  June 30, 1998                           $  2,141.48
                                          ===========
  December 31, 1998                       $  2,559.49
                                          ===========
  June 30, 1999                           $  2,642.37
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

     H.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 1999, and the results of operations for the six and three months ended June 30, 1999 and 1998.

Note 2.  GENERAL PARTNERS
         ----------------

         The General Partners of the Partnership are ATA Research, Inc. and ProFutures, Inc., who conduct and manage the business of the Partnership. The Agreement of Limited Partnership requires the General Partners to contribute to the Partnership an amount in the aggregate equal to at least the greater of (i) 3% of the aggregate initial capital contributions of all partners or $100,000, whichever is less, or (ii) 1% of the aggregate initial capital contributions of all partners. As of June 30, 1999, approximately $737,000 has been contributed to the Partnership by the General Partners and their principals.

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

         Total management fees earned by ATA Research, Inc. for the six months ended June 30, 1999 and 1998 were $417,693 and $423,589, respectively, and for the three months ended June 30, 1999 and 1998 were $204,003 and $197,577, respectively. Total management fees earned by ProFutures, Inc. for the six months ended June 30, 1999 and 1998 were $1,253,080 and $1,270,767, respectively, and for the three months ended June 30, 1999 and 1998 were $612,010 and $592,732, respectively.

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

         The fair value of derivatives represents unrealized gains and losses on open futures contracts and long and short options at market value. The average fair values of derivatives for the six months ended
         June 30, 1999 and 1998 are approximately $2,900,000 and $850,000, respectively, and the related fair values as of June 30, 1999 and December 31, 1998 are approximately $3,900,000 and $(21,000), respectively.

         Net trading results from derivatives for the six and three months ended June 30, 1999 and 1998 are reflected in the statement of operations and equal gain (loss) from trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of derivatives.



              ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
         ------------------------------------------------

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At June 30, 1999 and December 31, 1998, the notional amount of open contracts is as follows:

                              June 30,                  December 31,
                                1999                        1998
                     --------------------------  --------------------------
                     Contracts to  Contracts to  Contracts to  Contracts to
                       Purchase         Sell       Purchase        Sell
                     ------------  ------------  ------------  ------------

Derivatives (excluding
 purchased options):
  Futures contracts
   and written options
   thereon:
    - Agriculture    $ 20,500,000  $ 10,700,000  $ 19,300,000  $ 25,900,000
    - Currency and
        currency
        indices        67,900,000   222,000,000    34,350,000   133,100,000
    - Energy           16,800,000             0     1,100,000     2,900,000
    - Equity indices  111,300,000    21,500,000    75,700,000    99,700,000
    - Interest rates   91,900,000   208,800,000   279,700,000    61,300,000
    - Metals           27,100,000    14,900,000     5,750,000    14,000,000
    - Other               250,000             0        50,000             0

Purchased options on
  futures contracts:
    - Agriculture       8,900,000             0     2,700,000             0
    - Currency and
        currency
        indices                 0    22,400,000             0             0
    - Energy                    0             0       550,000             0
    - Equity indices    1,350,000             0             0             0
    - Interest rates   24,100,000             0             0             0
                     ------------  ------------  ------------  ------------

                     $370,100,000  $500,300,000  $419,200,000  $336,900,000
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

         As of June 30, 1999, 30,631.9137 Units are outstanding, including
         427.5619 General Partner Units, with an aggregate Net Asset Value of $80,940,984 ($2,642.37 per Unit). This represents a decrease in Net Asset Value of $4,615,515 compared with December 31, 1998. The decrease primarily relates to redemptions of limited partner units.

         The Partnership's offering of Units of Limited Partnership Interest terminated in 1995.

     C. RESULTS OF OPERATIONS: For the three months ended June 30, 1999, the Partnership had net income of $2,119,865, as compared to a net loss of $5,882,056 for the three months ended June 30, 1998. The Partnership's net trading gains for the three months ended June 30, 1999 resulted primarily from gains in the interest rate and equity indices markets, offset by losses in the foreign currency and agricultural markets.

         For the six months ended June 30, 1999, the Partnership had net income of $2,572,115 compared to a net loss of $6,411,715 for the six months ended June 30, 1998. The net trading gains for the six months ended June 30, 1999 resulted primarily from gains in the interest rate, equity indices and energy markets offset by losses in the agricultural and foreign currency markets.

         The Partnership's trading losses for the six and three months ended June 30, 1998 resulted primarily from large losses in foreign currencies and were only slightly reduced by gains in the interest rate and equity indices markets.

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

         The General Partners administer the business of the Partnership through various systems and processes maintained by the General Partners. The General Partners' modifications for Year 2000 compliance are proceeding according to plan and were substantially completed by June 1999. The expenses incurred to date by the General Partners in preparing for Year 2000 compliance have not had a material adverse impact on the General Partners' financial position, and the expenses to be incurred in becoming fully Year 2000 compliant are not expected to be material. The Partnership itself has no systems or information technology applications relevant to its operations and, thus, has no expenses related to addressing the Year 2000 Problem.

         In addition to the General Partners, the Partnership is dependent on the capability of the Advisors, the various commodity exchanges, the brokers, and other third parties with whom the Partnership has material relationships to prepare adequately for the Year 2000 Problem and its impact on their systems and processes. The Advisors have taken action to identify any of their computer systems that are Year 2000 vulnerable and have not reported any problems to the General Partners. Advisors are expected to notify the General Partners in a timely manner if they discover a Year 2000 vulnerable system and are unable to correct it by January 1, 2000. Certain exchanges participated in the Futures Industry Association Y2K Beta Test during September 1998 and also participated in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The Futures Industry Association Y2K Tests are to test links with outside entities. The brokers are addressing their Year 2000 issues and have participated in Year 2000 testing with various exchanges. The brokers participated in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The General Partners are monitoring the progress of the brokers and the exchanges in addressing their Year 2000 issues.

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          There has been no material change during the six and three months ended June 30, 1999, in the sources of the Partnership's exposure to market risk. The Partnership's market risk is influenced by a wide variety of factors, including commodity price levels, the level and volatility of interest rates, foreign currency exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.



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