Form 10-Q
period 1999-09-30
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 1999-11-09
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

X  Quarterly Report Under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the Quarter Ended September 30, 1999
                      ------------------

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

Yes  X
No



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.


           ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                 STATEMENTS OF FINANCIAL CONDITION
   September 30, 1999 (Unaudited) and December 31, 1998 (Audited)
                            -----------

                                         September 30,   December 31,
                                             1999           1998
                                             ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                 $70,953,689     $19,438,737
    Net option premiums (received)           (47,079)       (954,350)
    Unrealized gain on open contracts      6,863,320         933,131
                                         -----------     -----------

            Deposits with brokers         77,769,930      19,417,518
                                         -----------     -----------

  Cash and cash equivalents                    1,446      69,406,640
                                         -----------     -----------

            Total assets                 $77,771,376     $88,824,158
                                         ===========     ===========

LIABILITIES
  Accounts payable                       $     4,449     $     7,914
  Commissions and other trading fees
        on open contracts                     78,356          71,578
  Incentive fees payable                     231,619       1,743,052
  Management fees payable                    496,743         544,769
  Redemptions payable                        814,772         900,346
                                         -----------     -----------
            Total liabilities              1,625,939       3,267,659
                                         -----------     -----------
PARTNERS' CAPITAL (Net Asset Value)
  General Partners - 428 and 434 units
        outstanding at September 30, 1999
        and December 31, 1998              1,097,124       1,111,029
  Limited Partners - 29,247 and
        32,993 units outstanding
        at September 30, 1999 and
        December 31, 1998                 75,048,313      84,445,470
                                         -----------     -----------
            Total partners' capital
             (Net Asset Value)            76,145,437      85,556,499
                                         -----------     -----------
                                         $77,771,376     $88,824,158
                                         ===========     ===========


                         See accompanying notes.



             ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
         For the Nine Months Ended September 30, 1999 and 1998
                               (Unaudited)
                               -----------

                                              Nine Months Ended
                                                September 30,
                                           1999              1998
                                           ----              ----
INCOME
Trading gains (losses)
  Realized                             $(1,885,175)      $ 8,467,156
  Change in unrealized                   5,930,189         2,496,502
                                       -----------       -----------
     Gain from trading                   4,045,014        10,963,658

  Interest income                        2,673,650         3,219,836
                                       -----------       -----------
     Total income                        6,718,664        14,183,494
                                       -----------       -----------
EXPENSES
  Brokerage commissions                  1,956,622         2,725,782
  Management fees                        3,176,581         3,180,773
  Incentive fees                         1,235,526         2,612,675
  Operating expenses                       157,888           250,907
                                       -----------       -----------
     Total expenses                      6,526,617         8,770,137
                                       -----------       -----------
     NET INCOME                        $   192,047       $ 5,413,357
                                       ===========       ===========

NET INCOME PER GENERAL AND LIMITED
  PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period of 31,662 and 36,726,
  respectively)                        $      6.07       $    147.40
                                       ===========       ===========

INCREASE IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT     $      6.51       $    167.91
                                       ===========       ===========


                        See accompanying notes.



             ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
         For the Three Months Ended September 30, 1999 and 1998
                               (Unaudited)
                               -----------

                                             Three Months Ended
                                                September 30,
                                           1999              1998
                                           ----              ----
INCOME
Trading gains (losses)
  Realized                             $(4,532,879)      $ 8,881,165
  Change in unrealized                   3,174,877         5,446,142
                                       -----------       -----------
     Gain (loss) from trading           (1,358,002)       14,327,307

  Interest income                          866,753         1,001,288
                                       -----------       -----------
     Total income (loss)                  (491,249)       15,328,595
                                       -----------       -----------
EXPENSES
  Brokerage commissions                    613,276           761,363
  Management fees                        1,008,165         1,047,495
  Incentive fees                           231,620         1,622,922
  Operating expenses                        35,758            71,743
                                       -----------       -----------
     Total expenses                      1,888,819         3,503,523
                                       -----------       -----------
     NET INCOME (LOSS)                 $(2,380,068)      $11,825,072
                                       ===========       ===========

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period of 30,306 and 35,185,
  respectively)                        $    (78.53)      $    336.08
                                       ===========       ===========

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                         $    (76.37)      $    339.87
                                       ===========       ===========


                        See accompanying notes.


            ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
        For the Nine Months Ended September 30, 1999 and 1998
                             (Unaudited)
                             -----------

                  General              Limited
                  Partners             Partners                Total
             -----------------   --------------------   --------------------
             Units    Amount     Units       Amount     Units      Amount

Balances
 at
 December 31,
 1998         434   $1,111,029   32,993   $84,445,470   33,427   $85,556,499
Net income
 for the
 nine months
 ended
 September 30,
 1999                    2,206                189,841                192,047
Redemptions    (6)     (16,111)  (3,746)   (9,586,998)  (3,752)   (9,603,109)
             ----   ----------   ------   -----------   ------   -----------
Balances
 at
 September 30,
 1999         428   $1,097,124   29,247   $75,048,313   29,675   $76,145,437
             ====   ==========   ======   ===========   ======   ===========

Balances
 at
 December 31,
 1997         574   $1,328,151   37,927   $87,741,893   38,501   $89,070,044
Net income
 for the
 nine months
 ended
 September 30,
 1998                   96,397              5,316,960              5,413,357
Redemptions     0            0   (4,218)   (9,416,080)  (4,218)   (9,416,080)
             ----   ----------   ------   -----------   ------   -----------
Balances
 at
 September 30,
 1998         574   $1,424,548   33,709   $83,642,773   34,283   $85,067,321
             ====   ==========   ======   ===========   ======   ===========

Net asset value
 per unit at
  December 31, 1997                       $  2,313.44
                                          ===========
  September 30, 1998                      $  2,481.35
                                          ===========
  December 31, 1998                       $  2,559.49
                                          ===========
  September 30, 1999                      $  2,566.00
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

     H.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 1999, and the results of operations for the nine and three months ended September 30, 1999 and 1998.

Note 2.  GENERAL PARTNERS
         ----------------

         The General Partners of the Partnership are ATA Research, Inc. and ProFutures, Inc., who conduct and manage the business of the Partnership. The Agreement of Limited Partnership requires the General Partners to contribute to the Partnership an amount in the aggregate equal to at least the greater of (i) 3% of the aggregate initial capital contributions of all partners or $100,000, whichever is less, or (ii) 1% of the aggregate initial capital contributions of all partners. As of September 30, 1999, approximately $737,000 has been contributed to the Partnership by the General Partners and their principals.

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

         Total management fees earned by ATA Research, Inc. for the nine months ended September 30, 1999 and 1998 were $609,924 and $627,673, respectively, and for the three months ended September 30, 1999 and 1998 were $192,230 and $204,084, respectively. Total management fees earned by ProFutures, Inc. for the nine months ended September 30, 1999 and 1998 were $1,829,771 and $1,883,019, respectively, and for the three months ended September 30, 1999 and 1998 were $576,691 and $612,252, respectively.

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

         The fair value of derivatives represents unrealized gains and losses on open futures contracts and long and short options at market value. The average fair values of derivatives for the nine months ended September 30, 1999 and 1998 are approximately $3,170,000 and $2,380,000, respectively, and the related fair values as of September 30, 1999 and December 31, 1998 are approximately $6,800,000 and $(21,000), respectively.

         Net trading results from derivatives for the nine and three months ended September 30, 1999 and 1998 are reflected in the statement of operations and equal gain (loss) from trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of derivatives.



              ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
         ------------------------------------------------

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At September 30, 1999 and December 31, 1998, the notional amount of open contracts is as follows:

                            September 30,                December 31,
                                1999                        1998
                     --------------------------  --------------------------
                     Contracts to  Contracts to  Contracts to  Contracts to
                       Purchase         Sell       Purchase        Sell
                     ------------  ------------  ------------  ------------

Derivatives (excluding
 purchased options):
  Futures contracts
   and written options
   thereon:
    - Agriculture    $  3,300,000  $  5,300,000  $ 19,300,000  $ 25,900,000
    - Currency and
        currency
        indices       159,000,000    34,400,000    34,350,000   133,100,000
    - Energy           18,400,000     1,900,000     1,100,000     2,900,000
    - Equity indices   25,200,000   197,800,000    75,700,000    99,700,000
    - Interest rates   72,200,000    71,200,000   279,700,000    61,300,000
    - Metals           55,100,000    16,000,000     5,750,000    14,000,000
    - Other                     0        50,000        50,000             0

Purchased options on
  futures contracts:
    - Agriculture               0             0     2,700,000             0
    - Currency and
        currency
        indices         7,100,000             0             0             0
    - Energy                    0             0       550,000             0
    - Metals            6,200,000    14,200,000             0             0
                     ------------  ------------  ------------  ------------

                     $346,500,000  $340,850,000  $419,200,000  $336,900,000
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

         As of September 30, 1999, 29,674.7742 Units are outstanding, including
         427.5619 General Partner Units, with an aggregate Net Asset Value of $76,145,437 ($2,566.00 per Unit). This represents a decrease in Net Asset Value of $9,411,062 compared with December 31, 1998. The decrease primarily relates to redemptions of limited partner units.

         The Partnership's offering of Units of Limited Partnership Interest terminated in 1995.

     C.  RESULTS OF OPERATIONS:

         The Partnership's net income (loss) for the nine months ended September 30, 1999 and 1998 consisted of the following:

                                                       1999          1998
                                                       ----          ----

            Three months ended March 31            $   452,250   $  (529,659)
            Three months ended June 30               2,119,865    (5,882,056)
            Three months ended September 30         (2,380,068)   11,825,072
                                                   -----------   -----------

                 Nine months ended September 30    $   192,047   $ 5,413,357
                                                   ===========   ===========

         The Partnership's trading losses for the three months ended September 30, 1999 resulted from losses in the agricultural, equity indices, foreign currency and interest rate markets and were reduced by gains in the energy and metals markets.

         For the nine months ended September 30, 1999, the net trading gains resulted primarily from gains in the energy, interest rate and metals markets and were reduced by losses in the agricultural and foreign currency markets.

         The Partnership's trading gain for the three months ended September 30, 1998 resulted primarily from gains in the interest rate markets.

         For the nine months ended September 30, 1998, the Partnership had net trading gains primarily from income in the interest rate markets which were reduced by losses in the agricultural, equity indices and metals markets.

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

         The General Partners administer the business of the Partnership through various systems and processes maintained by the General Partners. The General Partners' modifications for Year 2000 compliance are proceeding according to plan and were substantially completed by September 1999. Additional testing is scheduled to take place during the remainder of 1999. Costs of this testing were included in previously approved budgets of the General Partners and future Year 2000 expenses are expected to be negligible. These expenditures are not expected to have a material adverse impact on the General Partners' financial position, results of operations or cash flows in future periods. The General Partners have and will continue to devote the necessary resources to address any remaining Year 2000 issues in a timely manner. The Partnership itself has no systems or information technology applications relevant to its operations and, thus, has no expenses related to addressing the Year 2000 Problem.

         In addition to the General Partners, the Partnership is dependent on the capability of the Advisors, the various commodity exchanges, the brokers, and other third parties with whom the Partnership has material relationships to prepare adequately for the Year 2000
         Problem and its impact on their systems and processes. The General Partners will monitor the Partnership's direct service providers, and may, where deemed appropriate, seek assurances from such service providers that they are taking all necessary steps to ensure that their computer systems will accurately reflect the Year 2000. No assurance can be given that the service providers have anticipated every step necessary to avoid any adverse effect attributable to the Year 2000 Problem, and there can be no assurance that the General Partners have anticipated every step necessary to avoid any adverse effect on the Partnership attributable to the Year 2000 issue. The failure of the Partnership's futures exchanges, clearing organizations, venders or regulators to resolve their own processing issues in a timely manner could result in a material financial risk. The Advisors have taken action to identify any of their computer systems that are Year 2000 vulnerable and have not reported any problems to the General Partners. Advisors are expected to notify the General Partners in a timely manner if they discover a Year 2000 vulnerable system and are unable to correct it by January 1, 2000. Certain exchanges have successfully completed four industry-wide tests in conjunction with the Futures Industry Association. These tests revealed no problems related to the Year 2000 Problem for those exchanges. The brokers are addressing their Year 2000 issues and have participated in Year 2000 testing with various exchanges. The brokers participated in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The General Partners are monitoring the progress of the brokers and the exchanges in addressing their Year 2000 issues.

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          There has been no material change during the nine and three months ended September 30, 1999, in the sources of the Partnership's exposure to market risk. The Partnership's market risk is influenced by a wide variety of factors, including commodity price levels, the level and volatility of interest rates, foreign currency exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.



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