Form 10-K
period 1999-12-31
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 2000-03-28
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1999
                            -----------------

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

Trading Activity
----------------

  ATA Research, Inc. and ProFutures, Inc. are the General Partners of the Partnership. The General Partners administer the business and affairs of the Partnership (exclusive of its trading operations). Trading decisions are made by independent Commodity Trading Advisors chosen by the General Partners. At December 31, 1999 there are seven Commodity Trading
  Advisors: Atlas Capital Management, Inc.; Dennis Trading Group, Inc.; Dominion Capital Management, Inc.; Hampton Investors Inc.; Hirst Investment Management; Rainbow Trading Corporation; and Willowbridge Associates, Inc. (collectively, the "Advisors"). All advisory fees are paid by the Partnership. Advisors may be changed from time to time by the General Partners.

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

  The Partnership's Trading Policies are set forth on Page 59 of the Partnership's Prospectus dated July 31, 1994, which is incorporated herein by reference.

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

  Certain Advisors receive management fees ranging from 1% to 2% annually of Allocated Net Asset Value (as defined in the trading advisory contracts). Each of the seven Advisors receives a quarterly incentive fee ranging from 20% to 27.5% of Trading Profits (as defined). The quarterly incentive fees are payable only on cumulative profits achieved by each Advisor. For example, if one of the Advisors to the Partnership experiences a loss after an incentive fee payment is made, that Advisor retains such payments but receives no further incentive fees until such Advisor has recovered the loss and then generated subsequent Trading Profits since the last incentive fee was paid such Advisor. An incentive fee may be paid to one Advisor but the Partnership may experience no change or a decline in its Net Asset Value because of the performance of another Advisor. The General Partners may allocate or reallocate the Partnership's assets at any time among the current Advisors or any others that may be selected. Upon termination of an Advisor's contract, or at any other time in the discretion of the General Partners, the Partnership may employ other advisors whose compensation may be calculated without regard to the losses which may be incurred by the present Advisors. Similarly, the Partnership may renew its relationship with each Advisor on the same or different terms.

  Notional Funding Note: As of December 31, 1999, the Partnership has allocated notional funds to Advisors equal to approximately 28.3% of the Partnership's cash and/or other margin - qualified assets. Of course, this percentage may be higher or lower over any given 12 month period. The management fees paid to an Advisor, if any, are a percentage of the nominal account size of the account if an account had been notionally funded. The nominal account size is equal to a specific amount of funds initially allocated to an Advisor which increases by profits and decreases by losses in the account, but not by additions to or withdrawals of actual funds from the account. Some, but not all, Advisors are expected to be allocated notional funds, and not all of the Advisors allocated notional funds are expected to be paid management fees. Further, the amount of cash and/or other margin-qualified assets in an account managed by an Advisor will vary greatly at various times in the course of the Partnership's business, depending on the General Partners general allocation strategy and pertinent margin requirements for the trading strategies undertaken by an Advisor.

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

  Additional descriptions and definitions are set forth in "Fees, Compensation and Expenses" on Pages 30-35 of the Partnership's Prospectus, dated July 31, 1994, which is incorporated herein by reference.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

  During the fiscal year ended December 31, 1999, no matters were submitted to a vote of the holders of Units of Limited Partnership Interest ("Units") through the solicitation of proxies or otherwise.


                                 PART II


Item 5. Market for the Registrant's Securities and Related Security Holder Matters.

  The Partnership has filed a registration statement with the Securities and Exchange Commission for the sale of up to $38,547,364 in Units of Limited Partnership Interest. Such registration statement became effective as of July 31, 1994. This offering was extended on January 31, 1995 and continued through April 30, 1995. On June 23, 1995, Post-Effective Amendment No. 3 was filed to deregister $20,721,920 of Units of Limited Partnership Interest. As of December 31, 1999, a total of 28,000 Units are outstanding and held by 2,246 Unit holders, including 427 Units of General Partnership interest. During the calendar year 1999 a total of 5,427 Units were redeemed.

  The General Partners have sole discretion in determining what distributions, if any, the Partnership will make to its Unit holders. The General Partners made no distributions as of December 31, 1999, or as of the date hereof. A Limited Partner may request and receive redemption of Units subject to restrictions in the limited partnership agreement.

Item 6.  Selected Financial Data.

  Following is a summary of certain financial information for the Partnership for the calendar years 1999, 1998, 1997, 1996 and 1995.

                                                      1999
                                                      ----

Realized Gains                                   $  1,352,473
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                    2,464,741
Interest Income                                     3,582,696
Management Fees                                     4,167,022
Incentive Fees                                      1,765,210
Net Income (loss)                                  (1,300,309)
General Partner Capital                             1,075,348
Limited Partner Capital                            69,348,028
Partnership Capital                                70,423,376
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     2,515.07
Net Income (loss) per Unit*                            (41.89)


                                                      1998
                                                      ----

Realized Gains                                   $ 19,109,408
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                   (3,138,069)
Interest Income                                     4,335,995
Management Fees                                     4,309,041
Incentive Fees                                      4,355,728
Net Income (loss)                                   8,077,921
General Partner Capital                             1,111,029
Limited Partner Capital                            84,445,470
Partnership Capital                                85,556,499
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     2,559.49
Net Income (loss) per Unit*                            224.08


                                                      1997
                                                      ----

Realized Gains                                   $ 12,910,062
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                    2,218,892
Interest Income                                     4,917,717
Management Fees                                     4,544,748
Incentive Fees                                      3,224,784
Net Income (loss)                                   8,533,713
General Partner Capital                             1,328,151
Limited Partner Capital                            87,741,893
Partnership Capital                                89,070,044
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     2,313.44
Net Income (loss) per Unit*                            208.27


                                                      1996
                                                      ----

Realized Gains                                   $ 19,859,370
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                   (4,280,980)
Interest Income                                     4,780,472
Management Fees                                     4,483,854
Incentive Fees                                      3,508,326
Net Income (loss)                                   9,128,038
General Partner Capital                             1,208,324
Limited Partner Capital                            88,652,837
Partnership Capital                                89,861,161
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     2,104.72
Net Income (loss) per Unit*                            197.64


                                                      1995
                                                      ----

Realized Gains                                   $  4,375,196
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                    1,566,823
Interest Income                                     5,379,779
Management Fees                                     5,047,834
Incentive Fees                                      3,372,496
Net Income (loss)                                      (6,415)
General Partner Capital                             1,087,286
Limited Partner Capital                            92,084,180
Partnership Capital                                93,171,466
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     1,893.89
Net Income (loss) per Unit*                              (.12)


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

  PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

    Year Ended December 31, 1999
    ----------------------------

    1999 had a net loss of $(1,300,309) or $(41.89) per Unit. At December 31, 1999, partners' capital totaled $70,423,376, a net decrease of $15,133,123 from December 31, 1998. Net Asset Value per Unit at December 31, 1999 amounted to $2,515.07, as compared to $2,559.49 at December 31, 1998, a decrease of 1.74%.

    The net loss for 1999 resulted primarily from losses in the foreign currencies and agricultural commodities markets and were only slightly offset by gains in the energy, equities and metals markets. Partners' capital was further reduced due to the high volume of redemptions during 1999.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Introduction

The Partnership is a commodity investment pool engaged in the trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts and other commodity interests, including forward contracts on currencies (collectively, "commodity interests"). These market sensitive derivative instruments are acquired for speculative trading purposes. All, or substantially all, of the Partnership's assets are, accordingly, subject to the risk of trading loss. Unlike an operating company, the risk involved in trading market sensitive derivative instruments is integral, not incidental, to the Partnership's business.

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

Risk exposure in the various market sectors traded by the Partnership's Advisors is quantified below in terms of Value at Risk. Commodity interests are recorded in the financial statements at fair market value; therefore, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized) and cash flow.

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


The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 1999 and 1998. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 1999 and 1998, the Partnership's total capitalization was approximately
$70.4 million and $85.6 million, respectively.

                                        December 31,         December 31,
                                            1999                 1998
                                    -------------------  -------------------
                         Average
                          1999
                        Quarterly                % of                 % of
                       Gain (Loss)               Total                Total
                          from       Value at   Capital-  Value at   Capital-
   Market Sector         Trading       Risk     ization     Risk     ization
   -------------      ------------  ----------  -------  ----------  -------

   Agriculture        $  (924,000)  $  855,000    1.2%   $  636,000    0.7%
   Currency and
     currency indices  (1,139,000)     836,000    1.2%      856,000    1.0%
   Energy and other       650,000            0    0.0%      793,000    1.0%
   Equity Indices         856,000    2,363,000    3.4%    2,357,000    2.8%
   Interest rates         (40,000)           0    0.0%    2,606,000    3.0%
   Metals               1,551,000    2,151,000    3.0%      359,000    0.4%
                      -----------   ----------   -----   ----------   -----

        Total         $   954,000   $6,205,000    8.8%   $7,607,000    8.9%
                      ===========   ==========   =====   ==========   =====


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

The following were the primary trading risk exposures of the Partnership as of and during the year ended December 31, 1999, by market sector.

Equity Indices.
---------------

The Partnership's primary equity exposure is to fluctuations in equity prices. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 1999, the Partnership's primary exposure was to the S&P 500 stock index. The General Partners anticipate that the Partnership will primarily be exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices.

Metals.
-------

The Partnership's primary metals market exposure is to fluctuations in the price of both precious and base metals. As of December 31, 1999, the Partnership's primary exposures were to copper and aluminium. The General Partners anticipate that the Partnership will continue to be exposed to the metals markets.

Agriculture.
------------

The Partnership's primary agriculture commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. The Partnership's agriculture commodities exposure was to coffee as of December 31, 1999. The General Partners anticipate that agriculture commodities such as grains, meats and fibers will be a potential market exposure.

Currency and Currency Indices.
------------------------------

The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades long and short positions in a large number of currencies, including cross-currency positions between two currencies other than the U.S. dollar. As of December 31, 1999, the Partnership's primary exposures were in Eurodollars and Japanese yen. The General Partners anticipate that the risk profile of the Partnership's currency sector will predominantly relate to the U.S. and major European and Asian countries.
The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.

Interest Rates
--------------

Interest rate movements directly affect the value of commodity interests related to U.S. and foreign bonds and bond indices, and indirectly affect the value of its equity index and currency positions. Interest rate movements in on country, as well as relative interest rate movements between countries, can materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the major European and Asian countries. However, the Partnership may also take positions affected by interest rates on the government debt of smaller nations, such as Australia. While there was no exposure as of December 31, 1999, the General Partners anticipate that interest rates in such major countries will be a primary market exposure of the Partnership for the foreseeable future. The changes in interest rates which would likely have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the financial instruments underlying the commodity interests held be the Partnership during the year were medium- to long-term instruments. Consequently, even a material change in short-term rates might have little effect on the Partnership were medium- to long-term rates to remain steady.

Energy
------

While there was no exposure as of December 31, 1999, the General Partners anticipate that the Partnership's primary energy market exposure will be to gas and oil price movements, often resulting from political developments in the Middle East.

Disclosures About Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed to maintain margin requirements. However, these balances (as well as the market risk they represent) are immaterial.

The Partnership also has non-trading cash flow risk as a result of investing a substantial portion of its assets in interest-bearing deposits with brokers. If short-term interest rates decline, then cash flow from interest-income related to broker deposits will also decline.

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

Item 11.  Executive Compensation.

  As discussed above, the Partnership does not have any officers, directors or employees. The General Partners receive monthly management fees which aggregated $3,180,300 for 1999, or approximately 4% of the Partnership's Net Asset Value.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  (a) As of December 31, 1999, a total of 28,000 Units are issued and outstanding, representing 2 General Partners and 2,244 Limited Partners. The Partnership knows of no one person who owns beneficially more than 5% of the Limited Partners' Units.

  (b) The General Partners and their principals owned 427 General Partnership Units as of December 31, 1999, having an aggregate value of $1,075,348, which is approximately 1.5% of the Net Asset Value of the Partnership.

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

  (a)(3)  Exhibits as required by Item 601 of Regulation S-K.

          *1.1          Form of Selling Agreement between the Partnership and
                        ProFutures Financial Group, Inc.
          *1.2          Form of Additional Selling Agents Agreement between
                        ProFutures Financial Group, Inc. and certain
                        Additional Selling Agents.
          *3.1          Agreement of Limited Partnership (attached to the
                        Prospectus as Exhibit A).
          *3.2          Subscription Agreement and Power of Attorney (attached
                        to the Prospectus as Exhibit B).
          *3.3          Request for Redemption Form (attached to the
                        Prospectus as Exhibit C).
          *5.1          Opinion of Counsel as to the legality of the Units.
          *8.1          Tax Opinion of Counsel
          *10.2         Form of Brokerage Agreement between the Partnership and
                        Quantum Financial Services, Inc.
          *10.3         Form of Stock Subscription Agreement by and between
                        ING (U.S.) Securities, Futures & Options Inc. and
                        ProFutures, Inc.
          *24.1         Consent of Counsel to the Partnership
          *24.2         Consent of Certified Public Accountants, King, Burns
                        & Company, P.C.
          *24.3         Consent of Certified Public Accountants, Arthur F.
                        Bell, Jr. & Associates, L.L.C.

-----------------------
* The foregoing forms of exhibits were filed in the April 6, 1987 Registration Statement No. 33-13008 and/or Post-Effective Amendment No. 1 thereto filed March 11, 1988, and/or the June 5, 1991 Registration Statement No. 33-41073, and/or Pre-Effective Amendment No. 1 thereto filed August 8, 1991, and/or Post-Effective Amendment No. 1 thereto filed
   March 26, 1992; and/or the October 14, 1992 Registration Statement
   No. 33-53324, and/or the November 17, 1992 Pre-effective Amendment No. 1 thereto and/or the July 2, 1993 Registration Statement No. 33-65596, and/ or the Pre-Effective Amendment No. 1 thereto filed August 16, 1993, and Supplement dated December 3, 1993, Post-Effective Amendment No. 2 thereto filed June 30, 1994 and Supplement dated January 31, 1995, and/or Post-Effective Amendment No. 3 dated June 23, 1995. Exhibit 10.3 was filed with the 1998 Form 10-K. Accordingly, such exhibits are incorporated herein by reference and notified herewith.

  (b)  Reports on Form 8-K.

       None.

  (c)  Exhibits.

       None.

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
Date                            Gary D. Halbert, President
                                ProFutures, Inc., General Partner
                                ATA Research/ProFutures Diversified Fund, L.P.



                   ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.



                                 -----------------
                                 TABLE OF CONTENTS
                                 -----------------


                                                                      PAGES
                                                                      -----

Independent Auditors' Reports                                          F-2

Financial Statements

  Statements of Financial Condition
    December 31, 1999 and 1998                                         F-4

  Statements of Operations For the Years
    Ended December 31, 1999, 1998 and 1997                             F-5

  Statements of Changes in Partners' Capital (Net Asset Value)
    For the Years Ended December 31, 1999, 1998 and 1997               F-6

  Notes to Financial Statements                                     F-7 - F-11



                           INDEPENDENT AUDITOR'S REPORT
                           ----------------------------


To the Partners
ATA Research/ProFutures Diversified Fund, L.P.


We have audited the accompanying statements of financial condition of ATA Research/ProFutures Diversified Fund, L.P. as of December 31, 1999 and 1998, and the related statements of operations and changes in partners' capital (net asset value) for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATA Research/ProFutures Diversified Fund, L.P. as of December 31, 1999 and 1998, and the results of its operations and the changes in its net asset values for the years then ended, in conformity with generally accepted accounting principles.



                              /s/ ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.

Hunt Valley, Maryland
January 25, 2000



              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------


To the Partners
ATA Research/ProFutures Diversified Fund, L.P.


We have audited the accompanying statements of operations and partners' capital (net asset value) of ATA Research/ProFutures Diversified Fund, L.P. (a Delaware Limited Partnership) for the year ended December 31, 1997. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners' capital of ATA Research/ProFutures Diversified Fund, L.P. for the year ended December 31, 1997, in conformity with generally accepted accounting principles.



                                      /s/ KING GRIFFIN & ADAMSON P.C.


Dallas, Texas
January 24, 1998



                   ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                            December 31, 1999 and 1998
                                    -------------



                                                      1999            1998
                                                      ----            ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $69,288,791     $19,438,737
    Net option premiums paid (received)               177,987        (954,350)
    Unrealized gain on open contracts               3,397,872         933,131
                                                  -----------     -----------

        Deposits with brokers                      72,864,650      19,417,518

  Cash and cash equivalents                                 0      69,406,640
                                                  -----------     -----------


        Total assets                              $72,864,650     $88,824,158
                                                  ===========     ===========

LIABILITIES
  Cash overdraft                                  $    12,509     $         0
  Accounts payable                                      3,226           7,914
  Commissions and other trading fees
    on open contracts                                  45,053          71,578
  Incentive fees payable                              529,684       1,743,052
  Management fees payable                             491,897         544,769
  Redemptions payable                               1,358,905         900,346
                                                  -----------     -----------

        Total liabilities                           2,441,274       3,267,659
                                                  -----------     -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partners - 427 and 434 units
    outstanding at December 31, 1999 and 1998       1,075,348       1,111,029
  Limited Partners - 27,573 and 32,993 units
    outstanding at December 31, 1999 and 1998      69,348,028      84,445,470
                                                  -----------     -----------

        Total partners' capital
           (Net Asset Value)                       70,423,376      85,556,499
                                                  -----------     -----------

                                                  $72,864,650     $88,824,158
                                                  ===========     ===========



                               See accompanying notes.

                   ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                              STATEMENTS OF OPERATIONS
               For the Years Ended December 31, 1999, 1998 and 1997
                                    -------------





                                           1999          1998          1997
                                           ----          ----          ----
INCOME
  Trading gains (losses)
    Realized                           $ 1,352,473   $19,109,408   $12,910,062
    Change in unrealized                 2,464,741    (3,138,069)    2,218,892
                                       -----------   -----------   -----------

        Gain from trading                3,817,214    15,971,339    15,128,954

  Interest income                        3,582,696     4,335,995     4,917,717
                                       -----------   -----------   -----------

        Total income                     7,399,910    20,307,334    20,046,671
                                       -----------   -----------   -----------

EXPENSES
  Brokerage commissions                  2,572,880     3,224,156     3,389,414
  Management fees                        4,167,022     4,309,041     4,544,748
  Incentive fees                         1,765,210     4,355,728     3,224,784
  Operating expenses                       195,107       340,488       354,012
                                       -----------   -----------   -----------

        Total expenses                   8,700,219    12,229,413    11,512,958
                                       -----------   -----------   -----------

        NET INCOME (LOSS)              $(1,300,309)  $ 8,077,921   $ 8,533,713
                                       ===========   ===========   ===========

Net income (loss) per General
  and Limited Partner unit
    (based on weighted average
    number of units outstanding
    during the period of 31,041,
    36,050 and 40,974, respectively)   $    (41.89)  $    224.08   $    208.27
                                       ===========   ===========   ===========

Increase (decrease) in Net Asset Value
  per General and Limited Partner Unit $    (44.42)  $    246.05   $    208.72
                                       ===========   ===========   ===========



                               See accompanying notes.

                   ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
               For the Years Ended December 31, 1999, 1998 and 1997
                                    -------------



                            Total                Partners' Capital
                          Number of   ----------------------------------------
                            Units       General       Limited        Total
                          ---------   ----------   ------------   ------------

Balances at
  December 31, 1996          42,695   $1,208,324   $ 88,652,837   $ 89,861,161

Net income for
  the year ended
  December 31, 1997                      119,827      8,413,886      8,533,713

Redemptions                  (4,194)           0     (9,324,830)    (9,324,830)
                             ------   ----------   ------------   ------------

Balances at
  December 31, 1997          38,501    1,328,151     87,741,893     89,070,044

Net income for
  the year ended
  December 31, 1998                      112,878      7,965,043      8,077,921

Redemptions                  (5,074)    (330,000)   (11,261,466)   (11,591,466)
                             ------   ----------   ------------   ------------

Balances at
  December 31, 1998          33,427    1,111,029     84,445,470     85,556,499

Net (loss) for
  the year ended
  December 31, 1999                      (19,570)    (1,280,739)    (1,300,309)

Redemptions                  (5,427)     (16,111)   (13,816,703)   (13,832,814)
                             ------   ----------   ------------   ------------

Balances at
  December 31, 1999          28,000   $1,075,348   $ 69,348,028   $ 70,423,376
                             ======   ==========   ============   ============



                                       Net Asset Value Per Unit
                                   ---------------------------------

                                              December 31,
                                     1999        1998        1997
                                     ----        ----        ----

                                   $2,515.07   $2,559.49   $2,313.44
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

                   ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                           NOTES TO FINANCIAL STATEMENTS
                                    -------------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

         A.  General Description of the Partnership

             ATA Research/ProFutures Diversified Fund, L.P. (the Partnership) is a Delaware limited partnership which operates as a commodity investment pool. The Partnership engages in the speculative trading of futures contracts and other financial instruments.

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

         C.  Method of Reporting

             The Partnership's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Partnership's management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract purchase price and quoted market price) are reflected in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

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

Note 2.  GENERAL PARTNERS
         ----------------

         The General Partners of the Partnership are ATA Research, Inc. and ProFutures, Inc., who conduct and manage the business of the Partnership. The Agreement of Limited Partnership requires the
         General Partners to contribute to the Partnership an amount in the aggregate equal to at least the greater of (i) 3% of the aggregate initial capital contributions of all partners or $100,000, whichever is less, or (ii) 1% of the aggregate initial capital contributions of all partners. As of December 31, 1999, approximately $737,000 has been contributed to the Partnership by the General Partners and their principals.

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



                   ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    -------------



Note 2.  GENERAL PARTNERS (CONTINUED)
         ----------------------------

         Total management fees earned by ATA Research, Inc. for the years ended December 31, 1999, 1998 and 1997 were $795,075, $846,087 and $915,561, respectively. Total management fees earned by ProFutures, Inc. for the years ended December 31, 1999, 1998 and 1997 were $2,385,225, $2,538,261 and $2,746,684, respectively.

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

         The fair value of derivatives represents unrealized gains and losses on open futures contracts and long and short options at market value. The average fair value of derivatives during 1999, 1998 and 1997 was approximately $3,400,000, $1,870,000 and $3,300,000, respectively, and the related fair values as of December 31, 1999 and 1998 are approximately $3,576,000 and $(21,000), respectively.

         Net trading results from derivatives for the years ended December 31, 1999, 1998 and 1997 are reflected in the statement of operations and equal gain from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership's speculative trading of derivatives.



                   ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    -------------



Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
         ------------------------------------------------

         Open contracts generally mature within one year, however, the Partnership intends to close all contracts prior to maturity. At December 31, 1999 and 1998, the notional amount of open contracts is as follows:

                                    1999                        1998
                                    ----                        ----

                         Contracts to  Contracts to  Contracts to  Contracts to
                           Purchase        Sell        Purchase        Sell
                         ------------  ------------  ------------  ------------

  Futures contracts
   and written options
    thereon:
     - Agriculture       $  8,500,000  $          0  $ 19,300,000  $ 25,900,000
     - Currency and
        currency
        indices            29,700,000    51,800,000    34,350,000   133,100,000
     - Energy                       0             0     1,100,000     2,900,000
     - Equity indices      64,400,000    19,200,000    75,700,000    99,700,000
     - Interest rates               0             0   279,700,000    61,300,000
     - Metals              52,700,000    22,300,000     5,750,000    14,000,000
     - Other                        0             0        50,000             0

  Purchased options
   on futures contracts:
     - Agriculture                  0             0     2,700,000             0
     - Energy                       0             0       550,000             0
     - Metals              12,400,000             0             0             0
                         ------------  ------------  ------------  ------------

                         $167,700,000  $ 93,300,000  $419,200,000  $336,900,000
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



