Form 10-Q
period 2000-03-31
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 2000-05-15
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

X  Quarterly Report Under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the Quarter Ended March 31, 2000
                      --------------

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

Yes  X
No



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.


           ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                 STATEMENTS OF FINANCIAL CONDITION
     March 31, 2000 (Unaudited) and December 31, 1999 (Audited)
                            -----------

                                           March 31,     December 31,
                                             2000           1999
                                             ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                 $55,845,799     $69,288,791
    Net option premiums paid (received)      (88,776)        177,987
    Unrealized gain on open contracts      1,204,932       3,397,872
                                         -----------     -----------

            Deposits with brokers         56,961,955      72,864,650

  Cash                                         1,718               0
                                         -----------     -----------

            Total assets                 $56,963,673     $72,864,650
                                         ===========     ===========

LIABILITIES
  Cash overdraft                         $         0     $    12,509
  Accounts payable                            15,129           3,226
  Commissions and other trading fees
    on open contracts                         75,301          45,053
  Incentive fees payable                     214,075         529,684
  Management fees payable                    414,251         491,897
  Redemptions payable                      1,849,284       1,358,905
                                         -----------     -----------
            Total liabilities              2,568,040       2,441,274
                                         -----------     -----------
PARTNERS' CAPITAL (Net Asset Value)
  General Partners - 427 units
    outstanding at March 31, 2000
    and December 31, 1999                    893,087       1,075,348
  Limited Partners - 25,615 and
    27,573 units outstanding
    at March 31, 2000 and
    December 31, 1999                     53,502,546      69,348,028
                                         -----------     -----------
            Total partners' capital
             (Net Asset Value)            54,395,633      70,423,376
                                         -----------     -----------
                                         $56,963,673     $72,864,650
                                         ===========     ===========


                         See accompanying notes.



             ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
           For the Three Months Ended March 31, 2000 and 1999
                               (Unaudited)
                               -----------

                                               Three Months Ended
                                                   March 31,
                                            2000              1999
                                            ----              ----
INCOME
  Trading gains (losses)
    Realized                           $ (8,529,484)     $  1,179,062
    Change in unrealized                 (2,192,941)          482,656
                                       ------------      ------------
            Gain (loss) from trading    (10,722,425)        1,661,718

  Interest income                           882,547           935,578
                                       ------------      ------------
            Total income (loss)          (9,839,878)        2,597,296
                                       ------------      ------------
EXPENSES
  Brokerage commissions                     694,113           609,949
  Management fees                           853,343         1,106,127
  Incentive fees                            214,076           344,295
  Operating expenses                         67,835            84,675
                                       ------------      ------------
            Total expenses                1,829,367         2,145,046
                                       ------------      ------------
            NET INCOME (LOSS)          $(11,669,245)     $    452,250
                                       ============      ============

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period of 27,488 and 33,144,
  respectively)                        $    (424.52)     $      13.64
                                       ============      ============

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                         $    (426.28)     $      13.86
                                       ============      ============


                        See accompanying notes.



            ATA RESEARCH/PROFUTURES DIVERSIFIED FUND, L.P.
     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
          For the Three Months Ended March 31, 2000 and 1999
                             (Unaudited)
                             -----------

                            Total              Partners' Capital
                          Number of   --------------------------------------
                            Units       General     Limited       Total
                          ---------   ----------  ------------  ------------
Balances at
   December 31, 1999        28,000    $1,075,348  $ 69,348,028  $ 70,423,376

Net (loss) for the
 three months ended
 March 31, 2000                         (182,261)  (11,486,984)  (11,669,245)

Redemptions                 (1,958)            0    (4,358,498)   (4,358,498)
                            ------    ----------  ------------  ------------

Balances at
 March 31, 2000             26,042    $  893,087  $ 53,502,546  $ 54,395,633
                            ======    ==========  ============  ============

Balances at
 December 31, 1998          33,427    $1,111,029  $ 84,445,470  $ 85,556,499

Net income for the
 three months ended
 March 31, 1999                            5,348       446,902       452,250

Redemptions                 (1,498)      (16,111)   (3,828,911)   (3,845,022)
                            ------    ----------  ------------  ------------

Balances at
 March 31, 1999             31,929    $1,100,266  $ 81,063,461  $ 82,163,727
                            ======    ==========  ============  ============

Net asset value
 per unit at
  December 31, 1998                        $  2,559.49
                                           ===========
  March 31, 1999                           $  2,573.35
                                           ===========
  December 31, 1999                        $  2,515.07
                                           ===========
  March 31, 2000                           $  2,088.79
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

     G.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2000, and the results of operations for the three months ended March 31, 2000 and 1999.

Note 2.  GENERAL PARTNERS
         ----------------

         The General Partners of the Partnership are ATA Research, Inc. and ProFutures, Inc., who conduct and manage the business of the Partnership. The Agreement of Limited Partnership requires the General Partners to contribute to the Partnership an amount in the aggregate equal to at least the greater of (i) 3% of the aggregate initial capital contributions of all partners or $100,000, whichever is less, or (ii) 1% of the aggregate initial capital contributions of all partners. As of March 31, 2000, approximately $737,000 has been contributed to the Partnership by the General Partners and their principals.



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

         Total management fees earned by ATA Research, Inc. for the three months ended March 31, 2000 and 1999 were $156,903 and $213,690, respectively. Total management fees earned by ProFutures, Inc. for the three months ended March 31, 2000 and 1999 were $470,708 and $641,070, respectively.

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

         The Partnership has a substantial portion of its assets on deposit with a financial institution in connection with its cash management activities. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Partnership does not require collateral from such financial institution.

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     A. LIQUIDITY: Substantially all of the Partnership's assets are highly liquid, such as cash and open futures and option contracts. It is possible that extreme market conditions or daily price fluctuation limits at certain exchanges could adversely affect the liquidity of open futures and option contracts. There are no restrictions on the liquidity of these assets except for amounts on deposit with the brokers needed to meet margin requirements on open futures contracts.

     B. CAPITAL RESOURCES: Since the Partnership's business is the purchase and sale of various commodity interests, it will make few, if any, capital expenditures.

         The Partnership's offering of Units of Limited Partnership Interest terminated in 1995.

     C. RESULTS OF OPERATIONS: For the three months ended March 31, 2000, the Partnership had a net loss of $(11,669,245), as compared to net income of $452,250 for the three months ended March 31, 1999.

         The Partnership's losses for the quarter ended March 31, 2000 resulted from losses in all market sectors traded. The largest losses occurred in the metals, interest rate and equity markets.

         The Partnership's net trading gains for the quarter ended March 31, 1999 resulted primarily from gains in the interest rate and energy markets, offset by losses in the foreign currency and metals markets.

         As of March 31, 2000, 26,041.7451 Units are outstanding, including
         427.5619 General Partner Units, with an aggregate Net Asset Value of $54,395,633 ($2,088.79 per Unit). This represents a decrease in Net Asset Value of $16,027,743 compared with December 31, 1999. The decrease relates to net losses and redemptions of limited partner units.

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



Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          There has been no material change during the three months ended
          March 31, 2000, in the sources of the Partnership's exposure to market risk. The relationship of the total Value at Risk as a percentage of total capitalization changed significantly in the first quarter from 8.8% at December 31, 1999 to 13.1% at March 31, 2000.

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