Form 10-Q
period 2000-06-30
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 2000-08-14
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

X  Quarterly Report Under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the Quarter Ended June 30, 2000
                      -------------

Commission File Number 0-16898
                       -------



PROFUTURES DIVERSIFIED FUND, L.P.
---------------------------------
(Exact name of registrant)


       Delaware                             75-2197831
-----------------------        -----------------------------------
(State of Organization)        (I.R.S.Employer Identification No.)



ProFutures, Inc.
11612 Bee Cave Road
Suite 100
Austin, Texas  78738
--------------------
(Address of principal executive office)

Registrant's telephone number
(800) 348-3601
--------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X
No



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.


                       PROFUTURES DIVERSIFIED FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
           June 30, 2000 (Unaudited) and December 31, 1999 (Audited)
                                  -----------

                                                   June 30,     December 31,
                                                     2000           1999
                                                     ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $49,926,983   $69,288,791
    Net option premiums paid                           99,755       177,987
    Unrealized gain on open contracts                 141,741     3,397,872
                                                  -----------   -----------

            Deposits with brokers                  50,168,479    72,864,650

  Cash                                                  4,191             0
                                                  -----------   -----------

            Total assets                          $50,172,670   $72,864,650
                                                  ===========   ===========

LIABILITIES
  Cash overdraft                                  $         0   $    12,509
  Accounts payable                                     16,636         3,226
  Commissions and other trading fees
    on open contracts                                  27,158        45,053
  Incentive fees payable                              411,929       529,684
  Management fees payable                             378,018       491,897
  Redemptions payable                                 985,490     1,358,905
                                                  -----------   -----------
            Total liabilities                       1,819,231     2,441,274
                                                  -----------   -----------
PARTNERS' CAPITAL (Net Asset Value)
  General Partners - 225 and 427 units
    outstanding at June 30, 2000
    and December 31, 1999                             452,393     1,075,348
  Limited Partners - 23,820 and
    27,573 units outstanding
    at June 30, 2000 and
    December 31, 1999                              47,901,046    69,348,028
                                                  -----------   -----------
            Total partners' capital
             (Net Asset Value)                     48,353,439    70,423,376
                                                  -----------   -----------
                                                  $50,172,670   $72,864,650
                                                  ===========   ===========


                            See accompanying notes.



                       PROFUTURES DIVERSIFIED FUND, L.P.
                           STATEMENTS OF OPERATIONS
                For the Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)
                                  -----------

                                                     Six Months Ended
                                                         June 30,
                                                    2000           1999
                                                    ----           ----
INCOME
  Trading gains (losses)
    Realized                                    $ (8,420,152)  $  2,647,704
    Change in unrealized                          (3,256,133)     2,755,312
                                                ------------   ------------
            Gain (loss) from trading             (11,676,285)     5,403,016

  Interest income                                  1,635,683      1,806,897
                                                ------------   ------------
            Total income (loss)                  (10,040,602)     7,209,913
                                                ------------   ------------
EXPENSES
  Brokerage commissions                            1,258,310      1,343,346
  Incentive fees                                     626,005      1,003,906
  Management fees                                  1,587,068      2,168,416
  Operating expenses                                 114,437        122,130
                                                ------------   ------------
            Total expenses                         3,585,820      4,637,798
                                                ------------   ------------
            NET INCOME (LOSS)                   $(13,626,422)  $  2,572,115
                                                ============   ============

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period of 26,417 and 32,339,
  respectively)                                 $    (515.83)  $      79.53
                                                ============   ============

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                                  $    (504.11)  $      82.88
                                                ============   ============


                            See accompanying notes.



                       PROFUTURES DIVERSIFIED FUND, L.P.
                           STATEMENTS OF OPERATIONS
               For the Three Months Ended June 30, 2000 and 1999
                                  (Unaudited)
                                  -----------

                                                    Three Months Ended
                                                         June 30,
                                                    2000           1999
                                                    ----           ----
INCOME
  Trading gains (losses)
    Realized                                    $    109,332   $  1,468,642
    Change in unrealized                          (1,063,192)     2,272,656
                                                ------------   ------------
            Gain (loss) from trading                (953,860)     3,741,298

  Interest income                                    753,136        871,319
                                                ------------   ------------
            Total income (loss)                     (200,724)     4,612,617
                                                ------------   ------------
EXPENSES
  Brokerage commissions                              564,197        733,397
  Incentive fees                                     411,929        659,611
  Management fees                                    733,725      1,062,289
  Operating expenses                                  46,602         37,455
                                                ------------   ------------
            Total expenses                         1,756,453      2,492,752
                                                ------------   ------------
            NET INCOME (LOSS)                   $ (1,957,177)  $  2,119,865
                                                ============   ============

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period of 25,345 and 31,535,
  respectively)                                 $     (77.22)  $      67.22
                                                ============   ============

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                                  $     (77.83)  $      69.02
                                                ============   ============


                            See accompanying notes.



                       PROFUTURES DIVERSIFIED FUND, L.P.
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                For the Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)
                                  -----------

                            Total              Partners' Capital
                          Number of   --------------------------------------
                            Units       General     Limited       Total
                          ---------   ----------  ------------  ------------
Balances at
   December 31, 1999        28,000    $1,075,348  $ 69,348,028  $ 70,423,376

Net (loss) for the
 six months ended
 June 30, 2000                          (206,288)  (13,420,134)  (13,626,422)

Redemptions                 (3,955)     (416,667)   (8,026,848)   (8,443,515)
                            ------    ----------  ------------  ------------

Balances at
 June 30, 2000              24,045    $  452,393  $ 47,901,046  $ 48,353,439
                            ======    ==========  ============  ============

Balances at
 December 31, 1998          33,427    $1,111,029  $ 84,445,470  $ 85,556,499

Net income for the
 six months ended
 June 30, 1999                            34,859     2,537,256     2,572,115

Redemptions                 (2,795)      (16,111)   (7,171,519)   (7,187,630)
                            ------    ----------  ------------  ------------

Balances at
 June 30, 1999              30,632    $1,129,777  $ 79,811,207  $ 80,940,984
                            ======    ==========  ============  ============

Net asset value
 per unit at
  December 31, 1998                        $  2,559.49
                                           ===========
  June 30, 1999                            $  2,642.37
                                           ===========
  December 31, 1999                        $  2,515.07
                                           ===========
  June 30, 2000                            $  2,010.96
                                           ===========


                            See accompanying notes.



                       PROFUTURES DIVERSIFIED FUND, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                  -----------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

     A.  General Description of the Partnership

         ProFutures Diversified Fund, L.P. (the Partnership) is a Delaware limited partnership which operates as a commodity investment pool. The Partnership engages in the speculative trading of futures contracts and other financial instruments.

         As of June 1, 2000, the name of the Partnership changed from ATA Research/ProFutures Diversified Fund, L.P. to ProFutures Diversified Fund, L.P.

     B.  Regulation

         As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Act of 1933 and Securities and Exchange Act of 1934.
         As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

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



                       PROFUTURES DIVERSIFIED FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                  -----------



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

     G.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2000, and the results of operations for the six and three months ended June 30, 2000 and 1999.

Note 2.  GENERAL PARTNER
         ----------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The Agreement of Limited Partnership requires the General Partner to maintain an investment in the Partnership equal to at least the greater of (i) 3% of the aggregate initial capital contributions of all partners or $100,000, whichever is less, or (ii) 1% of the aggregate initial capital contributions of all partners.

         The Agreement of Limited Partnership also requires that the General Partner maintains in the aggregate a net worth at least equal to
         (i) the lesser of $250,000 or 15% of the aggregate initial capital contributions of any limited partnerships for which it acts as general partner and which are capitalized at less than $2,500,000; and (ii) 10% of the aggregate initial capital contributions of any limited partnerships for which it acts as general partner and which are capitalized at greater than $2,500,000.



                       PROFUTURES DIVERSIFIED FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                  -----------



Note 2.  GENERAL PARTNER (CONTINUED)
         ---------------------------

         ProFutures, Inc. has callable subscription agreements with Internationale Nederlanden (U.S.) Securities, Futures & Options, Inc.
         (ING), the Partnership's primary broker, whereby ING has subscribed to purchase (up to $14,000,017) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner's net worth requirements.

         A monthly management fee is paid by the Partnership to each General Partner. ATA Research, Inc. received 1/12 of 1% of month-end Net Asset Value (approximately 1% annually), and ProFutures, Inc. receives 1/4 of 1% of month-end Net Asset Value (approximately 3% annually).

         Total management fees earned by ATA Research, Inc. for the six months ended June 30, 2000 and 1999 were $245,830 and $417,693, respectively, and for the three months ended June 30, 2000 and 1999 were $88,927 and $204,003, respectively. Total management fees earned by ProFutures, Inc. for the six months ended June 30, 2000 and 1999 were $861,774 and $1,253,080, respectively, and for the three months ended June 30, 2000 and 1999 were $391,067 and $612,010, respectively.

         As of June 1, 2000, ATA Research, Inc. (ATA) has given notice of its intent to withdraw as Co-General Partner effective October 1, 2000. ProFutures, Inc. will remain as the sole General Partner.

Note 3.  CONSULTANT
         ----------

         Kenmar Global Strategies Inc. (Kenmar) has been engaged to serve as a consultant effective June 1, 2000 to replace similar functions previously performed by ATA. Kenmar will assist the General Partner in making decisions about which trading advisors to hire, the allocations among the advisors and the day-to-day monitoring and risk management of the trading accounts. Kenmar will be paid the same fee as ATA was previously paid for providing these services, 1/12 of 1% of month-end Net Asset Value (approximately 1% annually). During a transition period, Kenmar will share a portion of its fee with ATA. Total consulting fees earned by Kenmar as of June 30, 2000 were $41,429.

Note 4.  COMMODITY TRADING ADVISORS
         --------------------------

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



                       PROFUTURES DIVERSIFIED FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                  -----------



Note 5.  DEPOSITS WITH BROKERS
         ---------------------

         The Partnership deposits funds with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such brokers. The Partnership earns interest income on its assets deposited with the brokers.

Note 6.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
         --------------------------------------------

         Investments in the Partnership were made by subscription agreement, subject to acceptance by the General Partner. The Partnership's most recent offering of Units of Limited Partnership Interest terminated on April 30, 1995.

         The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of units owned, subject to restrictions in the Agreement of Limited Partnership.

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



                       PROFUTURES DIVERSIFIED FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                  -----------



Note 7.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
         ------------------------------------------------

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

         The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The General Partner's basic market risk control procedures consist of continuously monitoring the trading activity of the various trading advisors, with the actual market risk controls being applied by the advisors themselves. The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership's assets at financial institutions and brokers which the General Partner believes to be creditworthy. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.



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

         The Partnership's offering of Units of Limited Partnership Interest terminated in 1995.

     C. RESULTS OF OPERATIONS: For the three months ended June 30, 2000, the Partnership had a net loss of $(1,957,177), as compared to net income of $2,119,865 for the three months ended June 30, 1999.

         The Partnership's net trading losses for the quarter ended June 30, 2000 resulted primarily from losses in the interest rate and foreign currency markets and were partly offset by gains in the energy and equity indices markets.

         The Partnership's net trading gains for the quarter ended June 30, 1999 resulted primarily from gains in the interest rate and equity indices markets offset by losses in the agricultural markets.

         For the six months ended June 30, 2000, the Partnership had a net loss of $(13,626,422) as compared to net income of $2,572,115 for the six months ended June 30, 1999.

         The Partnership's trading losses for the six months ended June 30, 2000 resulted from losses in all market sectors, except for gains in the energy markets. The net trading gains for the six months ended June 30, 1999 resulted primarily from gains in the interest rate, equity indices and energy markets offset by losses in the agricultural and foreign currency markets.

         As of June 30, 2000, 24,044.8941 Units are outstanding, including
         224.9638 General Partner Units, with an aggregate Net Asset Value of $48,353,439 ($2,010.96 per Unit). This represents a decrease in Net Asset Value of $22,069,937 compared with December 31, 1999. The decrease relates to net losses and redemptions of general and limited partner units.

         The means by which the General Partner and the Advisors attempt to manage the risk of the Partnership's open positions is essentially the same in all market categories traded. The General Partner attempts to manage market exposure by (i) diversifying the Partnership's assets among different Advisors whose strategies focus on different market sectors and trading approaches, and (ii) monitoring the Partnership's actual market exposures on a daily basis and reallocating assets away from Advisors, as necessary, if an over-concentration develops and persists in any one market sector or market sensitive commodity interest. Each Advisor applies its own risk management policies to its trading. These Advisor policies generally limit the total exposure that may be taken per "risk unit" of assets under management. In addition, many Advisors follow diversification guidelines (often formulated in terms of the maximum margin which they will commit to positions in any one contract or group of related contracts), as well as imposing "stop-loss" points at which open positions must be closed out. Certain Advisors treat their risk control policies as strict rules; others only as general guidelines for controlling risk.

         Due to the speculative nature of trading commodity interests, the Partnership's income or loss from operations may vary widely from period to period. Management cannot predict whether the Partnership's future Net Asset Value per Unit will increase or experience a decline.

         PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

     D. POSSIBLE CHANGES: The General Partner reserves the right to terminate certain and/or engage additional trading advisors or change any of the Partnership's clearing arrangements.



Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          There has been no material change during the six and three months ended June 30, 2000, in the sources of the Partnership's exposure to market risk. The relationship of the total Value at Risk as a percentage of total capitalization changed significantly in the first quarter from 8.8% at December 31, 1999 to 13.1% at March 31, 2000 and in the second quarter to 5.6% at June 30, 2000.

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          On June 19, 2000, the Partnership filed a Current Report on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          Exhibits filed herewith:

          None.



SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             PROFUTURES DIVERSIFIED FUND, L.P.
                             (Registrant)



                             /s/ Gary D. Halbert
                             Gary D. Halbert, President
                             ProFutures, Inc., General Partner
                             ProFutures Diversified Fund, L.P.