Form 10-Q
period 2000-09-30
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 2000-11-13
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

X  Quarterly Report Under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the Quarter Ended September 30, 2000
                      ------------------

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

Yes  X
No



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.


                       PROFUTURES DIVERSIFIED FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
        September 30, 2000 (Unaudited) and December 31, 1999 (Audited)
                                  -----------

                                                 September 30,  December 31,
                                                     2000           1999
                                                     ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $46,084,883   $69,288,791
    Net option premiums paid                                0       177,987
    Unrealized gain (loss) on open contracts         (624,887)    3,397,872
                                                  -----------   -----------

            Deposits with brokers                  45,459,996    72,864,650

  Cash                                                  2,502             0
                                                  -----------   -----------

            Total assets                          $45,462,498   $72,864,650
                                                  ===========   ===========

LIABILITIES
  Cash overdraft                                  $         0   $    12,509
  Accounts payable                                     13,465         3,226
  Commissions and other trading fees
    on open contracts                                  18,680        45,053
  Incentive fees payable                               58,460       529,684
  Management fees payable                             361,322       491,897
  Redemptions payable                               1,107,826     1,358,905
                                                  -----------   -----------
            Total liabilities                       1,559,753     2,441,274
                                                  -----------   -----------
PARTNERS' CAPITAL (Net Asset Value)
  General Partners - 225 and 427 units
    outstanding at September 30, 2000
    and December 31, 1999                             438,250     1,075,348
  Limited Partners - 22,311 and
    27,573 units outstanding
    at September 30, 2000 and
    December 31, 1999                              43,464,495    69,348,028
                                                  -----------   -----------
            Total partners' capital
             (Net Asset Value)                     43,902,745    70,423,376
                                                  -----------   -----------
                                                  $45,462,498   $72,864,650
                                                  ===========   ===========


                            See accompanying notes.



                       PROFUTURES DIVERSIFIED FUND, L.P.
                           STATEMENTS OF OPERATIONS
            For the Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)
                                  -----------

                                                     Nine Months Ended
                                                        September 30,
                                                    2000           1999
                                                    ----           ----
INCOME
  Trading gains (losses)
    Realized                                    $ (8,565,516)  $ (1,885,175)
    Change in unrealized                          (4,022,761)     5,930,189
                                                ------------   ------------
            Gain (loss) from trading             (12,588,277)     4,045,014

  Interest income                                  2,378,083      2,673,650
                                                ------------   ------------
            Total income (loss)                  (10,210,194)     6,718,664
                                                ------------   ------------
EXPENSES
  Brokerage commissions                            1,761,912      1,956,622
  Incentive fees                                     684,465      1,235,526
  Management fees                                  2,266,187      3,176,581
  Operating expenses                                 164,352        157,888
                                                ------------   ------------
            Total expenses                         4,876,916      6,526,617
                                                ------------   ------------
            NET INCOME (LOSS)                   $(15,087,110)  $    192,047
                                                ============   ============

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period of 25,442 and 31,662,
  respectively)                                 $    (593.01)  $       6.07
                                                ============   ============

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                                  $    (566.98)  $       6.51
                                                ============   ============


                            See accompanying notes.



                       PROFUTURES DIVERSIFIED FUND, L.P.
                           STATEMENTS OF OPERATIONS
           For the Three Months Ended September 30, 2000 and 1999
                                  (Unaudited)
                                  -----------

                                                    Three Months Ended
                                                        September 30,
                                                    2000           1999
                                                    ----           ----
INCOME
  Trading gains (losses)
    Realized                                    $   (145,364)  $ (4,532,879)
    Change in unrealized                            (766,628)     3,174,877
                                                ------------   ------------
            (Loss) from trading                     (911,992)    (1,358,002)

  Interest income                                    742,400        866,753
                                                ------------   ------------
            Total (loss)                            (169,592)      (491,249)
                                                ------------   ------------
EXPENSES
  Brokerage commissions                              503,602        613,276
  Incentive fees                                      58,460        231,620
  Management fees                                    679,119      1,008,165
  Operating expenses                                  49,915         35,758
                                                ------------   ------------
            Total expenses                         1,291,096      1,888,819
                                                ------------   ------------
            NET (LOSS)                          $ (1,460,688)  $ (2,380,068)
                                                ============   ============

NET (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period of 23,491 and 30,306,
  respectively)                                 $     (62.18)  $     (78.53)
                                                ============   ============

(DECREASE) IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT              $     (62.87)  $     (76.37)
                                                ============   ============


                            See accompanying notes.



                       PROFUTURES DIVERSIFIED FUND, L.P.
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
             For the Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)
                                  -----------

                            Total              Partners' Capital
                          Number of   --------------------------------------
                            Units       General     Limited       Total
                          ---------   ----------  ------------  ------------
Balances at
   December 31, 1999        28,000    $1,075,348  $ 69,348,028  $ 70,423,376

Net (loss) for the
 nine months ended
 September 30, 2000                     (220,431)  (14,866,679)  (15,087,110)

Redemptions                 (5,464)     (416,667)  (11,016,854)  (11,433,521)
                            ------    ----------  ------------  ------------

Balances at
 September 30, 2000         22,536    $  438,250  $ 43,464,495  $ 43,902,745
                            ======    ==========  ============  ============

Balances at
 December 31, 1998          33,427    $1,111,029  $ 84,445,470  $ 85,556,499

Net income for the
 nine months ended
 September 30, 1999                        2,206       189,841       192,047

Redemptions                 (3,752)      (16,111)   (9,586,998)   (9,603,109)
                            ------    ----------  ------------  ------------

Balances at
 September 30, 1999         29,675    $1,097,124  $ 75,048,313  $ 76,145,437
                            ======    ==========  ============  ============

Net asset value
 per unit at
  December 31, 1998                        $  2,559.49
                                           ===========
  September 30, 1999                       $  2,566.00
                                           ===========
  December 31, 1999                        $  2,515.07
                                           ===========
  September 30, 2000                       $  1,948.09
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

         As of June 1, 2000, the name of the Partnership changed from ATA Research/ProFutures Diversified Fund, L.P. to ProFutures Diversified Fund, L.P.

     B.  Regulation

         As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Act of 1933 and Securities Exchange Act of 1934.
         As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

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

     G.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2000, and the results of operations for the nine and three months ended September 30, 2000 and 1999.

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

         A monthly management fee is paid by the Partnership to each General Partner. ATA Research, Inc. (ATA) received 1/12 of 1% of month-end Net Asset Value (approximately 1% annually) through May 30, 2000, and ProFutures, Inc. receives 1/4 of 1% of month-end Net Asset Value (approximately 3% annually).

         Total management fees earned by ATA for the nine months ended September 30, 2000 and 1999 were $245,830 and $609,924, respectively, and for the three months ended September 30, 2000 and 1999 were $0 and $192,230, respectively. Total management fees earned by ProFutures, Inc. for the nine months ended September 30, 2000 and 1999 were $1,213,238 and $1,829,771, respectively, and for the three months ended September 30, 2000 and 1999 were $351,464 and $576,691, respectively.

         As of June 1, 2000, ATA has given notice of its intent to withdraw as Co-General Partner effective October 1, 2000. ProFutures, Inc. will remain as the sole General Partner.

Note 3.  CONSULTANT
         ----------

         Kenmar Global Strategies Inc. (Kenmar) has been engaged to serve as a consultant effective June 1, 2000 to replace similar functions previously performed by ATA. Kenmar assists the General Partner in making decisions about which trading advisors to hire, the allocations among the advisors and the day-to-day monitoring and risk management of the trading accounts. Kenmar receives the same fee as ATA was previously paid for providing these services, 1/12 of 1% of month-end Net Asset Value (approximately 1% annually). Total consulting fees earned by Kenmar for the four month period ended September 30, 2000 were $158,583, and for the three months ended September 30, 2000 were $117,155.

Note 4.  COMMODITY TRADING ADVISORS
         --------------------------

         The Partnership has trading advisory contracts with several unrelated commodity trading advisors to furnish investment management services to the Partnership. Certain advisors receive management fees ranging from 1% to 2% annually of Allocated Net Asset Value (as defined in the trading advisory contracts). In addition, the trading advisors receive quarterly incentive fees ranging from 20% to 27.5% of Trading Profits (as defined).



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

         The Partnership has a portion of its assets on deposit with a financial institution in connection with its cash management activities. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.



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

         The Partnership's offering of Units of Limited Partnership Interest terminated in 1995.

     C.  RESULTS OF OPERATIONS:

         The Partnership's net income (loss) for the nine months ended September 30, 2000 and 1999 consisted of the following:

                                                    2000            1999
                                                    ----            ----
            Three months ended March 31         $(11,669,245)   $    452,250
            Three months ended June 30            (1,957,177)      2,119,865
            Three months ended September 30       (1,460,688)     (2,380,068)
                                                ------------    ------------

              Nine months ended September 30    $(15,087,110)   $    192,047
                                                ============    ============


         The Partnership's net trading losses for the three months ended September 30, 2000 resulted primarily from losses in the interest rate, equity indices and metals markets and were reduced by gains in the foreign currency and energy markets.

         For the nine months ended September 30, 2000, the Partnership's trading losses resulted from losses in all market sectors, except for gains in the energy markets.

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



Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          There has been no material change during the nine and three months ended September 30, 2000, in the sources of the Partnership's exposure to market risk. The relationship of the total Value at Risk as a percentage of total capitalization changed in the first quarter from 8.8% at December 31, 1999 to 13.1% at March 31, 2000, in the second quarter to 5.6% at June 30, 2000, and in the third quarter to 5.8% at September 30, 2000.

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