Form 10-K
period 2000-12-31
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 2001-03-19
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 2000
                            -----------------

                     Commission File number 0-16898
                                  -------


                    ProFutures Diversified Fund, L.P.
                    ---------------------------------
            (Exact name of Partnership as specified in charter)

     Delaware                                        75-2197831
-----------------------                 ------------------------------------
(State of organization)                (I.R.S. Employer Identification No.)



                              ProFutures, Inc.
                            11612 Bee Cave Road
                                  Suite 100
                            Austin, Texas  78738
                            --------------------
                   Address of principal executive offices)

                       Partnership's telephone number

                               (800) 348-3601
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


                                  PART I


Item 1.  Business.

General
-------

  ProFutures Diversified Fund, L.P. (the "Partnership") is a limited partnership organized on March 10, 1987, under the laws of the State of Delaware. The business of the Partnership is the speculative trading of futures contracts on U.S. and non-U.S. exchanges, option contracts, forward contracts on foreign currencies, and other commodity interests. The Partnership commenced its business operation in August 1987 under the name ATA Research/ProFutures Diversified Fund, L.P. Effective June 1, 2000, the Partnership changed its name from ATA Research/ ProFutures Diversified Fund, L.P. to ProFutures Diversified Fund, L.P. Effective October 1, 2000, ATA Research, Inc., the Partnership's co-general partner, withdrew as co-general partner. ProFutures, Inc. remains as the sole General Partner.

  The office of the Partnership is located at 11612 Bee Cave Road, Suite 100, Austin, Texas 78738; the telephone number is (800) 348-3601.

Trading Activity
----------------

  ProFutures, Inc., a Texas corporation, is the General Partner of the Partnership which administers the business and affairs of the Partnership (exclusive of its trading operations). Trading decisions are made by independent Commodity Trading Advisors chosen by the General Partner. At December 31, 2000, there are four Commodity Trading Advisors: Campbell & Company, Inc., Crabel Capital Management, LLC, Gamma Capital Management, LLC and Grinham Managed Funds Pty. Ltd. (collectively, the "Advisors"). All advisory fees are paid by the Partnership. Advisors may be changed from time to time by the General Partner.

  ProFutures, Inc. is registered with the CFTC as a Commodity Trading Advisor and Commodity Pool Operator and is a member of the NFA. Gary D. Halbert is the Chairman and President, and principal stockholder, of ProFutures, Inc., which was incorporated and began operation in December, 1984, and specializes in speculative managed futures accounts.

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

  None of the Advisors or their respective principals own any Units of the Partnership. The Partnership's Advisors are independent Commodity Trading Advisors and are not affiliated with the General Partners; however, all are also Advisors to other commodity pools with which the General Partner is currently associated and may own an interest in those pools. Each Advisor is registered with the CFTC and is a member in such capacity with the NFA. Because of their confidential nature, proprietary trading records of the Advisors and their respective principals are not available for inspection by the Limited Partners of the Partnership.

Fees, Compensation and Expenses
-------------------------------

  The General Partner(s) receive monthly management fees paid by the Partnership. ProFutures, Inc. receives 1/4 of 1% of month-end Net Asset Value (approximately 3% annually). ATA Research, Inc. received 1/12 of 1% of month-end Net Asset Value (approximately 1% annually) through May 31, 2000.

  Effective June 1, 2000, Kenmar Global Strategies Inc. (Kenmar) serves as a consultant and performs similar functions as those previously performed by ATA. Kenmar assists the General Partner in making decisions about which commodity trading advisors to hire, the allocations among the advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar receives a monthly management fee of 1/12 of 1% of month-end Net Asset Value (approximately 1% annually).

  The current Advisors receive management fees ranging from 1% to 2% annually of Allocated Net Asset Value (as defined in the trading advisory contracts). Each of the four Advisors receives a quarterly incentive fee ranging from 20% to 23% of Trading Profits (as defined). The quarterly incentive fees are payable only on cumulative profits achieved by each Advisor. For example, if one of the Advisors to the Partnership experiences a loss after an incentive fee payment is made, that Advisor retains such payments but receives no further incentive fees until such Advisor has recovered the loss and then generated subsequent Trading Profits since the last incentive fee was paid such Advisor. An incentive fee may be paid to one Advisor but the Partnership may experience no change or a decline in its Net Asset Value because of the performance of another Advisor. The General Partner may allocate or reallocate the Partnership's assets at any time among the current Advisors or any others that may be selected. Upon termination of an Advisor's contract, or at any other time in the discretion of the General Partner, the Partnership may employ other advisors whose compensation may be calculated without regard to the losses which may be incurred by the present Advisors. Similarly, the Partnership may renew its relationship with each Advisor on the same or different terms.

  Notional Funding Note: As of December 31, 2000, the Partnership has allocated notional funds to Advisors equal to approximately 20.1% of the Partnership's cash and/or other margin - qualified assets. Of course, this percentage may be higher or lower over any given 12 month period. The management fees paid to an Advisor, if any, are a percentage of the nominal account size of the account if an account had been notionally funded. The nominal account size is equal to a specific amount of funds initially allocated to an Advisor which increases by profits and decreases by losses in the account, but not by additions to or withdrawals of actual funds from the account. Some, but not all, Advisors are expected to be allocated notional funds, and not all of the Advisors allocated notional funds are expected to be paid management fees. Further, the amount of cash and/or other margin-qualified assets in an account managed by an Advisor will vary greatly at various times in the course of the Partnership's business, depending on the General Partner's general allocation strategy and pertinent margin requirements for the trading strategies undertaken by an Advisor.

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

Brokerage Arrangements
----------------------

  The General Partner has selected ING (U.S.) Securities, Futures & Options Inc. (ING) as the Partnership's primary clearing broker. The Partnership's brokerage arrangements with ING are set forth in "Brokerage Arrangements" on Page 60 of the Partnership's Prospectus dated July 31, 1994, which is incorporated herein by reference.

Regulation
----------

  The U.S. futures markets are regulated under the Commodity Exchange Act
  (CEA), which is administered by the Commodity Futures Trading Commission
  (CFTC), a federal agency created in 1974. The CFTC licenses and regulates commodity exchanges, commodity brokerage firms (referred to in the industry as "Futures Commission Merchants"), Commodity Pool Operators, Commodity Trading Advisors and others. The General Partner is registered with the CFTC as a Commodity Pool Operator and each Advisor is registered as a Commodity Trading Advisor.

  Futures professionals such as the General Partner and the Advisors are also regulated by the National Futures Association (NFA), a self-regulatory organization for the futures industry that supervises the dealings between futures professionals and their customers. If the pertinent CFTC registrations or NFA memberships were to lapse, be suspended or be revoked, the General Partner would be unable to act as the Partnership's Commodity Pool Operator, and the respective Advisors as Commodity Trading Advisors, to the Partnership.

  The CFTC has adopted disclosure, reporting and recordkeeping requirements for Commodity Pool Operators (such as the General Partner) and disclosure and recordkeeping requirements for Commodity Trading Advisors. The reporting rules require pool operators to furnish to the participants in their pools a monthly statement of account, showing the pool's income or loss and change in Net Asset Value and an annual financial report, audited by an independent certified public accountant.

  The CFTC and the exchanges have pervasive powers over the futures markets, including the emergency power to suspend trading and order trading for liquidation only (i.e., traders may liquidate existing positions but not establish new positions). The exercise of such powers could adversely affect the Partnership's trading.

Competition
-----------

  The Partnership may experience increased competition for the same futures or option contracts. The Advisors may recommend similar or identical trades to other accounts which they may manage; thus, the Partnership may be in competition with such accounts for the same or similar positions. Such competition may also increase due to the widespread utilization of computerized trend-based trading methods similar to the methods used by some of the Advisors. This Partnership may also compete with other funds organized by the General Partner.

Item 2.  Properties.

  The Partnership does not own or lease any real property. The General Partner currently provides all necessary office space at no additional charge to the Partnership.

Item 3.  Legal Proceedings.

  The Partnership is not aware of any material pending legal proceedings to which it is a party or to which any of its assets are subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

  During the fiscal year ended December 31, 2000, no matters were submitted to a vote of the holders of Units of Limited Partnership Interest ("Units") through the solicitation of proxies or otherwise.


                                 PART II


Item 5. Market for the Registrant's Securities and Related Security Holder Matters.

  The Partnership has filed a registration statement with the Securities and Exchange Commission for the sale of up to $38,547,364 in Units of Limited Partnership Interest. Such registration statement became effective as of July 31, 1994. This offering was extended on January 31, 1995 and continued through April 30, 1995. On June 23, 1995, Post-Effective Amendment No. 3 was filed to deregister $20,721,920 of Units of Limited Partnership Interest. As of December 31, 2000, a total of 19,974 Units are outstanding and held by 1,515 Unit holders, including 225 Units of General Partnership interest. During the calendar year 2000 a total of 8,026 Units were redeemed.

  The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to its Unit holders. The General Partner made no distributions as of December 31, 2000, or as of the date hereof. A Limited Partner may request and receive redemption of Units subject to restrictions in the limited partnership agreement.

Item 6.  Selected Financial Data.

  Following is a summary of certain financial information for the Partnership for the calendar years 2000, 1999, 1998, 1997 and 1996.

                                                      2000
                                                      ----

Realized Gains (Losses)                          $ (8,292,461)
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                   (2,089,239)
Interest Income                                     3,045,014
Management Fees                                     2,906,733
Incentive Fees                                      1,049,494
Net Income (loss)                                 (13,427,731)
General Partner Capital                               455,817
Limited Partner Capital                            40,014,820
Partnership Capital                                40,470,637
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     2,026.18
Net Income (loss) per Unit*                           (548.00)


                                                      1999
                                                      ----

Realized Gains                                   $  1,352,473
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                    2,464,741
Interest Income                                     3,582,696
Management Fees                                     4,167,022
Incentive Fees                                      1,765,210
Net Income (loss)                                  (1,300,309)
General Partner Capital                             1,075,348
Limited Partner Capital                            69,348,028
Partnership Capital                                70,423,376
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     2,515.07
Net Income (loss) per Unit*                            (41.89)


                                                      1998
                                                      ----

Realized Gains                                   $ 19,109,408
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                   (3,138,069)
Interest Income                                     4,335,995
Management Fees                                     4,309,041
Incentive Fees                                      4,355,728
Net Income (loss)                                   8,077,921
General Partner Capital                             1,111,029
Limited Partner Capital                            84,445,470
Partnership Capital                                85,556,499
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     2,559.49
Net Income (loss) per Unit*                            224.08


                                                      1997
                                                      ----

Realized Gains                                   $ 12,910,062
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                    2,218,892
Interest Income                                     4,917,717
Management Fees                                     4,544,748
Incentive Fees                                      3,224,784
Net Income (loss)                                   8,533,713
General Partner Capital                             1,328,151
Limited Partner Capital                            87,741,893
Partnership Capital                                89,070,044
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     2,313.44
Net Income (loss) per Unit*                            208.27


                                                      1996
                                                      ----

Realized Gains                                   $ 19,859,370
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                   (4,280,980)
Interest Income                                     4,780,472
Management Fees                                     4,483,854
Incentive Fees                                      3,508,326
Net Income (loss)                                   9,128,038
General Partner Capital                             1,208,324
Limited Partner Capital                            88,652,837
Partnership Capital                                89,861,161
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     2,104.72
Net Income (loss) per Unit*                            197.64


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

  Liquidity will be of concern to the Partnership primarily in that the futures markets in which the Advisors take positions may have periods in which illiquidity makes it impossible or economically undesirable to execute trades which its respective trading strategy would otherwise suggest.
  Other than in respect of the functioning of the markets in which it trades, liquidity will be of little relevance to the operation of the Partnership except insofar as the General Partner is relatively thinly capitalized. Nonetheless, the General Partner believes it has sufficient funding to meet both its capital contribution and net worth requirements based on capital contributions from the principals of the General Partner, or alternative funding sources, including the stock subscription from the Clearing Broker to ProFutures, Inc.

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

  PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

    Year Ended December 31, 2000
    ----------------------------

    2000 had a net loss of $(13,427,731) or $(488.89) per Unit.  At
    December 31, 2000, partners' capital totaled $40,470,637, a net decrease of $29,952,739 from December 31, 1999. Net Asset Value per Unit at December 31, 2000 amounted to $2,026.18, as compared to $2,515.07 at December 31, 1999, a decrease of 19.44%.

    The net loss for 2000 resulted primarily from trading losses in all market sectors except the energy markets. The interest rates and metals market sectors incurred the largest trading losses. Partners' capital was further reduced by the large number of redemptions during 2000.

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

  (d) Possible Changes. The General Partner reserves the right to terminate current Advisors and/or engage additional Advisors in the future. Furthermore, the General Partner reserves the right to change any of the Partnership's clearing arrangements to accommodate any new Advisors.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2000 and 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2000 and 1999, the Partnership's total capitalization was approximately
$40.5 million and $70.4 million, respectively.

                                        December 31,         December 31,
                                            2000                 1999
                                    -------------------  -------------------
                         Average
                          2000
                        Quarterly                % of                 % of
                       Gain (Loss)               Total                Total
                          from       Value at   Capital-  Value at   Capital-
   Market Sector         Trading       Risk     ization     Risk     ization
   -------------      ------------  ----------  -------  ----------  -------

   Agriculture        $  (283,000)  $   59,000    0.1%   $  855,000    1.2%
   Currency and
     currency indices    (391,000)     282,000    0.7%      836,000    1.2%
   Energy and other       758,000      549,000    1.4%            0    0.0%
   Equity Indices        (644,000)     499,000    1.2%    2,363,000    3.4%
   Interest rates      (1,172,000)     737,000    1.8%            0    0.0%
   Metals                (864,000)     100,000    0.2%    2,151,000    3.0%
                      -----------   ----------   -----   ----------   -----

        Total         $(2,596,000)  $2,226,000    5.4%   $6,205,000    8.8%
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

Qualitative Disclosures About Trading Risk

The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of and during the year ended December 31, 2000, by market sector.

Equity Indices.
---------------

The Partnership's primary equity exposure is to fluctuations in equity prices. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 2000, the Partnership's primary exposure was to the S&P 500 stock index. The General Partner anticipates that the Partnership will primarily be exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices.

Metals.
-------

The Partnership's primary metals market exposure is to fluctuations in the price of both precious and base metals. As of December 31, 2000, the Partnership's primary exposures were to copper, aluminum, gold and silver. The General Partner anticipates that the Partnership will continue to be exposed to the metals markets.

Agriculture.
------------

The Partnership's primary agriculture commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. The Partnership's agriculture commodities exposure was primarily to coffee and soy bean oil as of December 31, 2000. The General Partner anticipates that agriculture commodities such as grains, meats and fibers will be a potential market exposure.

Currency and Currency Indices.
------------------------------

The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades long and short positions in a large number of currencies, including cross-currency positions between two currencies other than the U.S. dollar. As of December 31, 2000, the Partnership's primary exposures were in Eurodollars and Swiss francs. The General Partner anticipates that the risk profile of the Partnership's currency sector will predominantly relate to the U.S. and major European and Asian countries.
The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.

Interest Rates
--------------

Interest rate movements directly affect the value of commodity interests related to U.S. and foreign bonds and bond indices, and indirectly affect the value of its equity index and currency positions. Interest rate movements in on country, as well as relative interest rate movements between countries, can materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the major European and Asian countries. However, the Partnership may also take positions affected by interest rates on the government debt of smaller nations, such as Australia. The General Partner anticipates that interest rates in such major countries will be a primary market exposure of the Partnership for the foreseeable future. The changes in interest rates which would likely have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the financial instruments underlying the commodity interests held be the Partnership during the year were medium- to long-term instruments. Consequently, even a material change in short-term rates might have little effect on the Partnership were medium- to long-term rates to remain steady.

Energy
------

The Partnership's energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East.

Disclosures About Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed to maintain margin requirements. However, these balances (as well as the market risk they represent) are immaterial.

The Partnership also has non-trading cash flow risk as a result of investing a substantial portion of its assets in interest-bearing deposits with brokers. If short-term interest rates decline, then cash flow from interest income related to broker deposits will also decline.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.


                                PART III


Item 10.  Directors and Executive Officers of the Partnership.

  The Partnership is a limited partnership and therefore does not have any directors or officers. The Partnership's General Partner, ProFutures, Inc., administers and manages the affairs of the Partnership.

Item 11.  Executive Compensation.

  As discussed above, the Partnership does not have any officers, directors or employees. The General Partner and the Partnership's former co-general partner (see disclosure in item 1. Business) received monthly management fees which aggregated $1,784,222 for 2000, or approximately 4% of the Partnership's Net Asset Value.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  (a) As of December 31, 2000, a total of 19,974 Units are issued and outstanding, representing 1 General Partner and 1,514 Limited Partners. The Partnership knows of no one person who owns beneficially more than 5% of the Limited Partners' Units.

  (b) The General Partner and its principals owned 225 General Partnership Units as of December 31, 2000, having an aggregate value of $455,817, which is approximately 1% of the Net Asset Value of the Partnership.

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


PROFUTURES DIVERSIFIED FUND, L.P.
(Partnership)



                              By  /s/ GARY D. HALBERT
--------------------------      ----------------------------------
Date                            Gary D. Halbert, President
                                ProFutures, Inc., General Partner
                                ProFutures Diversified Fund, L.P.



                        PROFUTURES DIVERSIFIED FUND, L.P.



                                 -----------------
                                 TABLE OF CONTENTS
                                 -----------------


                                                                      PAGES
                                                                      -----

Independent Auditors' Reports                                          F-2

Financial Statements

  Statements of Financial Condition
    December 31, 2000 and 1999                                         F-3

  Statements of Operations For the Years
    Ended December 31, 2000, 1999 and 1998                             F-4

  Statements of Changes in Partners' Capital (Net Asset Value)
    For the Years Ended December 31, 2000, 1999 and 1998               F-5

  Notes to Financial Statements                                     F-6 - F-9


                           INDEPENDENT AUDITOR'S REPORT
                           ----------------------------


To the Partners
ProFutures Diversified Fund, L.P.


We have audited the accompanying statements of financial condition of ProFutures Diversified Fund, L.P. as of December 31, 2000 and 1999, and the related statements of operations and changes in partners' capital (net asset value) for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProFutures Diversified Fund, L.P. as of December 31, 2000 and 1999, and the results of its operations and the changes in its net asset values for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.



                              /s/ ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.

Hunt Valley, Maryland
January 25, 2001


                        PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                            December 31, 2000 and 1999
                                    -------------



                                                      2000            1999
                                                      ----            ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $41,325,905     $69,288,791
    Net option premiums paid                                0         177,987
    Unrealized gain on open contracts               1,308,633       3,397,872
                                                  -----------     -----------

        Deposits with brokers                      42,634,538      72,864,650

  Cash                                                  2,643               0
                                                  -----------     -----------


        Total assets                              $42,637,181     $72,864,650
                                                  ===========     ===========

LIABILITIES
  Cash overdraft                                  $         0     $    12,509
  Accounts payable                                     21,133           3,226
  Commissions and other trading fees
    on open contracts                                  17,533          45,053
  Incentive fees payable                              365,030         529,684
  Management fees payable                             350,217         491,897
  Redemptions payable                               1,412,631       1,358,905
                                                  -----------     -----------

        Total liabilities                           2,166,544       2,441,274
                                                  -----------     -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 225 and 427 units
    outstanding at December 31, 2000 and 1999         455,817       1,075,348
  Limited Partners - 19,749 and 27,573 units
    outstanding at December 31, 2000 and 1999      40,014,820      69,348,028
                                                  -----------     -----------

        Total partners' capital
           (Net Asset Value)                       40,470,637      70,423,376
                                                  -----------     -----------

                                                  $42,637,181     $72,864,650
                                                  ===========     ===========


                               See accompanying notes.

                          PROFUTURES DIVERSIFIED FUND, L.P.
                              STATEMENTS OF OPERATIONS
               For the Years Ended December 31, 2000, 1999 and 1998
                                    -------------



                                        2000           1999           1998
                                        ----           ----           ----
INCOME
  Trading gains (losses)
    Realized                       $ (8,292,461)  $  1,352,473   $ 19,109,408
    Change in unrealized             (2,089,239)     2,464,741     (3,138,069)
                                   ------------   ------------   ------------

        Gain (loss) from trading    (10,381,700)     3,817,214     15,971,339

  Interest income                     3,045,014      3,582,696      4,335,995
                                   ------------   ------------   ------------

        Total income (loss)          (7,336,686)     7,399,910     20,307,334
                                   ------------   ------------   ------------

EXPENSES
  Brokerage commissions               1,924,222      2,572,880      3,224,156
  Incentive fees                      1,049,494      1,765,210      4,355,728
  Management fees                     2,906,733      4,167,022      4,309,041
  Operating expenses                    210,596        195,107        340,488
                                   ------------   ------------   ------------

        Total expenses                6,091,045      8,700,219     12,229,413
                                   ------------   ------------   ------------

        NET INCOME (LOSS)          $(13,427,731)  $ (1,300,309)  $  8,077,921
                                   ============   ============   ============

NET INCOME (LOSS) PER GENERAL
  AND LIMITED PARTNER UNIT
    (based on weighted average
    number of units outstanding
    during the period of 31,041,
    36,050 and 40,974,
    respectively)                  $    (548.00)  $     (41.89)  $     224.08
                                   ============   ============   ============

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                     $    (488.89)  $     (44.42)  $     246.05
                                   ============   ============   ============


                               See accompanying notes.

                          PROFUTURES DIVERSIFIED FUND, L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
               For the Years Ended December 31, 1999, 1998 and 1997
                                    -------------



                            Total                Partners' Capital
                          Number of   ----------------------------------------
                            Units       General       Limited        Total
                          ---------   ----------   ------------   ------------

Balances at
  December 31, 1997          38,501   $1,328,151   $ 87,741,893   $ 89,070,044

Net income for
  the year ended
  December 31, 1998                      112,878      7,965,043      8,077,921

Redemptions                  (5,074)    (330,000)   (11,261,466)   (11,591,466)
                             ------   ----------   ------------   ------------

Balances at
  December 31, 1998          33,427    1,111,029     84,445,470     85,556,499

Net (loss) for
  the year ended
  December 31, 1999                      (19,570)    (1,280,739)    (1,300,309)

Redemptions                  (5,427)     (16,111)   (13,816,703)   (13,832,814)
                             ------   ----------   ------------   ------------

Balances at
  December 31, 1999          28,000   $1,075,348   $ 69,348,028   $ 70,423,376

Net (loss) for
  the year ended
  December 31, 2000                     (202,864)   (13,224,867)   (13,427,731)

Redemptions                  (8,026)    (416,667)   (16,108,341)   (16,525,008)
                             ------   ----------   ------------   ------------

Balances at
  December 31, 2000          19,974   $  455,817   $ 40,014,820   $ 40,470,637
                             ======   ==========   ============   ============



                                       Net Asset Value Per Unit
                                   ---------------------------------

                                              December 31,
                                     2000        1999        1998
                                     ----        ----        ----

                                   $2,026.18   $2,515.07   $2,559.49
                                   =========   =========   =========


                               See accompanying notes.

                         PROFUTURES DIVERSIFIED FUND, L.P.
                           NOTES TO FINANCIAL STATEMENTS
                                    -------------



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

             Effective June 1, 2000, the Partnership changed its name from ATA Research/ProFutures Diversified Fund, L.P. to ProFutures Diversified Fund, L.P.

         B.  Regulation

             As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934.
             As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

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

Note 2.  GENERAL PARTNER(S)
         ------------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. ATA Research, Inc. (ATA) was Co-General Partner until its withdrawal effective October 1, 2000. The Agreement of Limited Partnership requires the General Partner(s) to contribute to the Partnership an amount in the aggregate equal to at least the greater of (i) 3% of the aggregate initial capital contributions of all partners or $100,000, whichever is less, or (ii) 1% of the aggregate initial capital contributions of all partners.

         The Agreement of Limited Partnership also requires that the General Partner(s) maintain in the aggregate a net worth at least equal to
         (i) the lesser of $250,000 or 15% of the aggregate initial capital contributions of any limited partnerships for which they act as general partner and which are capitalized at less than $2,500,000; and (ii) 10% of the aggregate initial capital contributions of any limited partnerships for which they act as general partner and which are capitalized at greater than $2,500,000.

         ProFutures, Inc. has callable subscription agreements with ING (U.S.) Securities, Futures & Options, Inc. (ING), the Partnership's primary broker, whereby ING has subscribed to purchase (up to $14,000,000) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partners' net worth requirements.

         A monthly management fee is paid by the Partnership to each General Partner. ATA received 1/12 of 1% of month-end Net Asset Value (approximately 1% annually) through May 31, 2000, and ProFutures, Inc. receives 1/4 of 1% of month-end Net Asset Value (approximately 3% annually).


                          PROFUTURES DIVERSIFIED FUND, L.P.
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    -------------



Note 2.  GENERAL PARTNERS (CONTINUED)
         ----------------------------

         Total management fees earned by ProFutures, Inc. for the years ended December 31, 2000, 1999 and 1998 were $1,538,392, $2,385,225 and
         $2,538,261, respectively. Management fees payable to ProFutures, Inc. as of December 31, 2000 and 1999 were $105,563 and $181,545, respectively. Total management fees earned by ATA for the years ended December 31, 2000, 1999 and 1998 were $245,830, $795,075 and
         $846,087, respectively. The management fee payable to ATA as of December 31, 1999 was $60,515.

Note 3.  CONSULTANT
         ----------

         Effective June 1, 2000, Kenmar Global Strategies Inc. (Kenmar) serves as a consultant and performs similar functions as those previously performed by ATA. Kenmar assists the General Partner in making decisions about which commodity trading advisors to hire, the allocations among the advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar receives a monthly management fee of 1/12 of 1% of month-end Net Asset Value (approximately 1% annually).

Note 4.  COMMODITY TRADING ADVISORS
         --------------------------

         The Partnership has trading advisory contracts with several commodity trading advisors to furnish investment management services to the Partnership. Certain advisors receive management fees ranging from 1% to 2% annually of Allocated Net Asset Value (as defined in each respective trading advisory contract). In addition, the trading advisors receive quarterly incentive fees ranging from 20% to 27.5% of Trading Profits (as defined).

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


                          PROFUTURES DIVERSIFIED FUND, L.P.
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    -------------



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


