Form 10-Q
period 2001-03-01
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 2001-05-15
CIK 812192

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

      Re:  ProFutures Diversified Fund, L.P.
           Commission File Number 0-16898

Dear Sirs:

This filing contains Form 10-Q for the quarter ended March 31, 2001.

                                  Very truly yours,

                                  PROFUTURES DIVERSIFIED FUND, L.P.



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

      X  Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

               For the Quarter Ended March 31, 2001
                          --------------

                  Commission File Number 0-16898
                              -------



                 PROFUTURES DIVERSIFIED FUND, L.P.
                 ---------------------------------
                    (Exact name of Partnership)


       Delaware                             75-2197831
-----------------------        -----------------------------------
(State of Organization)        (I.R.S.Employer Identification No.)



                          ProFutures, Inc.
                        11612 Bee Cave Road
                             Suite 100
                        Austin, Texas  78738
                        --------------------
              (Address of principal executive offices)

                   Partnership's telephone number
                           (800) 348-3601
                           --------------

Indicate by check mark whether the Partnership (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X
                               No



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.


                 PROFUTURES DIVERSIFIED FUND, L.P.
                 STATEMENTS OF FINANCIAL CONDITION
     March 31, 2001 (Unaudited) and December 31, 2000 (Audited)
                            -----------



                                           March 31,     December 31,
                                             2001           2000
                                             ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                 $40,175,907     $41,325,905
    Unrealized gain on open contracts      1,156,121       1,308,633
                                         -----------     -----------

            Deposits with brokers         41,332,028      42,634,538

  Cash                                        34,756           2,643
                                         -----------     -----------

            Total assets                 $41,366,784     $42,637,181
                                         ===========     ===========

LIABILITIES
  Accounts payable                       $    50,171     $    21,133
  Commissions and other trading fees
    on open contracts                         20,603          17,533
  Incentive fees payable                     316,762         365,030
  Management fees payable                    336,844         350,217
  Redemptions payable                        782,604       1,412,631
                                         -----------     -----------
            Total liabilities              1,506,984       2,166,544
                                         -----------     -----------
PARTNERS' CAPITAL (Net Asset Value)
  General Partner(s) - 225 units
    outstanding at March 31, 2001
    and December 31, 2000                    471,565         455,817
  Limited Partners - 18,790 and
    19,749 units outstanding
    at March 31, 2001 and
    December 31, 2000                     39,388,235      40,014,820
                                         -----------     -----------
            Total partners' capital
             (Net Asset Value)            39,859,800      40,470,637
                                         -----------     -----------
                                         $41,366,784     $42,637,181
                                         ===========     ===========


                         See accompanying notes.



                    PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
           For the Three Months Ended March 31, 2001 and 2000
                               (Unaudited)
                               -----------



                                               Three Months Ended
                                                   March 31,
                                            2001              2000
                                            ----              ----
INCOME
  Trading gains (losses)
    Realized                           $  2,128,280      $ (8,529,484)
    Change in unrealized                   (152,512)       (2,192,941)
                                       ------------      ------------
            Gain (loss) from trading      1,975,768       (10,722,425)

  Interest income                           477,235           882,547
                                       ------------      ------------
            Total income (loss)           2,453,003        (9,839,878)
                                       ------------      ------------
EXPENSES
  Brokerage commissions                     144,856           694,113
  Incentive fees                            316,762           214,076
  Management fees                           604,293           853,343
  Operating expenses                         40,510            67,835
                                       ------------      ------------
            Total expenses                1,106,421         1,829,367
                                       ------------      ------------
            NET INCOME (LOSS)          $  1,346,582      $(11,669,245)
                                       ============      ============

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period of 19,712 and 27,488,
  respectively)                        $      68.31      $    (424.52)
                                       ============      ============

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                         $      70.00      $    (426,28)
                                       ============      ============


                        See accompanying notes.



                  PROFUTURES DIVERSIFIED FUND, L.P.
    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
          For the Three Months Ended March 31, 2001 and 2000
                             (Unaudited)
                             -----------



                            Total              Partners' Capital
                          Number of   --------------------------------------
                            Units       General     Limited       Total
                          ---------   ----------  ------------  ------------

Balances at
   December 31, 2000        19,974    $  455,817  $ 40,014,820  $ 40,470,637

Net income for the
 three months ended
 March 31, 2001                           15,748     1,330,834     1,346,582

Redemptions                   (959)            0    (1,957,419)   (1,957,419)
                            ------    ----------  ------------  ------------

Balances at
 March 31, 2001             19,015    $  471,565  $ 39,388,235  $ 39,859,800
                            ======    ==========  ============  ============

Balances at
   December 31, 1999        28,000    $1,075,348  $ 69,348,028  $ 70,423,376

Net (loss) for the
 three months ended
 March 31, 2000                         (182,261)  (11,486,984)  (11,669,245)

Redemptions                 (1,958)            0    (4,358,498)   (4,358,498)
                            ------    ----------  ------------  ------------

Balances at
 March 31, 2000             26,042    $  893,087  $ 53,502,546  $ 54,395,633
                            ======    ==========  ============  ============

Net asset value
 per unit at
  December 31, 1999                        $  2,515.07
                                           ===========
  March 31, 2000                           $  2,088.79
                                           ===========
  December 31, 2000                        $  2,026.18
                                           ===========
  March 31, 2001                           $  2,096.18
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

     G.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2001, and the results of operations for the three months ended March 31, 2001 and 2000.

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



Note 2.  GENERAL PARTNER(S) (CONTINUED)
         ------------------------------

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

         Total management fees earned by ProFutures, Inc. for the three months ended March, 2001 and 2000 were $303,497 and $470,708, respectively. Management fees payable to ProFutures, Inc. as of March 31, 2001 and December 31, 2000 were $69,626 and $105,563, respectively. Total management fees earned by ATA for the three months ended March 31, 2000 were $156,903.

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

Note 4.  COMMODITY TRADING ADVISORS
         --------------------------

         The Partnership has trading advisory contracts with several commodity trading advisors to furnish investment management services to the Partnership. Certain advisors receive management fees ranging from 1% to 2% annually of Allocated Net Asset Value (as defined in each respective trading advisory contract). In addition, the trading advisors receive quarterly incentive fees ranging from 20% to 25% of Trading Profits (as defined).

Note 5.  DEPOSITS WITH BROKERS
         ---------------------

         The Partnership deposits funds with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such brokers. The Partnership earns interest income on its assets deposited with the brokers.



                     PROFUTURES DIVERSIFIED FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



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



                     PROFUTURES DIVERSIFIED FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information contains per unit operating performance data for a unit outstanding during the entire three months ended March 31, 2001, and other supplemental financial data. This information has been derived from information presented in the financial statements.

                                                            Three months ended
                                                              March 31, 2001
                                                                (Unaudited)
                                                                -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at December 31, 2000           $2,026.18
                                                                 ---------

         Income from operations:
           Net investment income *                                  (24.57)
           Net realized and change in unrealized
             gain from trading **                                    94.57
                                                                 ---------

                 Total income from operations                        70.00
                                                                 ---------

         Net asset value per unit at March 31, 2001              $2,096.18
                                                                 =========

         Total Return ***                                             3.45%


         Supplemental Data

         Ratio to average net assets:
           Expenses *, +                                              9.68%
           Net investment income *, +                                (4.87)%


         -------------------
         *    Excludes brokerage commissions and other trading fees paid directly to the broker.
         **   Includes brokerage commissions and other trading fees paid directly to the broker.
         ***  Not annualized
         +    Annualized



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

         The Partnership's offering of Units of Limited Partnership Interest terminated in 1995.

     C. RESULTS OF OPERATIONS: For the three months ended March 31, 2001, the Partnership had a net gain of $1,346,582, as compared to a net loss of $(11,669,245) for the three months ended March 31, 2000.

         The Partnership's net trading gains for the quarter ended March 31, 2001 resulted from gains in all market sectors traded except the energies markets. The largest gains occurred in the interest rate and equities markets.

         The Partnership's losses for the quarter ended March 31, 2000 resulted from losses in all market sectors traded. The largest losses occurred in the metals, interest rate and equity markets.

         As of March 31, 2001, 19,015 Units are outstanding, including 225 General Partner Units, with an aggregate Net Asset Value of $39,859,800 ($2,096.18 per Unit). This represents a decrease in Net Asset Value of $610,837 compared with December 31, 2000. The decrease relates primarily to redemptions of limited partner units exceeding first quarter net income.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There has been no material change during the three months ended
         March 31, 2001, in the sources of the Partnership's exposure to market risk. The relationship of the total Value at Risk as a percentage of total capitalization changed in the first quarter from 5.4% at December 31, 2000 to 7.1% at March 31, 2001.

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


                                  PROFUTURES DIVERSIFIED FUND, L.P.
                                  (Registrant)



                                  /s/ Gary D. Halbert
                                  ---------------------------------
                                  Gary D. Halbert, President
                                  ProFutures, Inc., General Partner
                                  ProFutures Diversified Fund, L.P.