Form 10-Q
period 2001-06-30
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 2001-08-14
CIK 812192

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

      Re:  ProFutures Diversified Fund, L.P.
           Commission File Number 0-16898

Dear Sirs:

This filing contains Form 10-Q for the quarter ended June 30, 2001.

                                  Very truly yours,



                                  PROFUTURES DIVERSIFIED FUND, L.P.



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

      X  Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

               For the Quarter Ended June 30, 2001
                          --------------

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

                               Yes  X
                               No



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.


                 PROFUTURES DIVERSIFIED FUND, L.P.
                 STATEMENTS OF FINANCIAL CONDITION
     June 30, 2001 (Unaudited) and December 31, 2000 (Audited)
                            -----------



                                           June 30,      December 31,
                                             2001           2000
                                             ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                 $35,633,247     $41,325,905
    Unrealized gain on open contracts        804,005       1,308,633
                                         -----------     -----------

            Deposits with brokers         36,437,252      42,634,538

  Cash                                           116           2,643
                                         -----------     -----------

            Total assets                 $36,437,368     $42,637,181
                                         ===========     ===========

LIABILITIES
  Accounts payable                       $    20,575     $    21,133
  Commissions and other trading fees
    on open contracts                         75,712          17,533
  Incentive fees payable                      82,478         365,030
  Management fees payable                    326,549         350,217
  Redemptions payable                        603,640       1,412,631
                                         -----------     -----------
            Total liabilities              1,108,954       2,166,544
                                         -----------     -----------
PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 225 units
    outstanding at June 30, 2001
    and December 31, 2000                    442,112         455,817
  Limited Partners - 17,752 and
    19,749 units outstanding
    at June 30, 2001 and
    December 31, 2000                     34,886,302      40,014,820
                                         -----------     -----------
            Total partners' capital
             (Net Asset Value)            35,328,414      40,470,637
                                         -----------     -----------
                                         $36,437,368     $42,637,181
                                         ===========     ===========


                         See accompanying notes.



                    PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
             For the Six Months Ended June 30, 2001 and 2000
                               (Unaudited)
                               -----------



                                               Six Months Ended
                                                   June 30,
                                            2001              2000
                                            ----              ----
INCOME
  Trading gains (losses)
    Realized                           $    614,944      $ (8,420,154)
    Change in unrealized                   (504,628)       (3,256,131)
                                       ------------      ------------
            Gain (loss) from trading        110,316       (11,676,285)

  Interest income                           824,210         1,635,683
                                       ------------      ------------
            Total income (loss)             934,526       (10,040,602)
                                       ------------      ------------
EXPENSES
  Brokerage commissions                     379,757         1,258,310
  Incentive fees                            399,241           626,005
  Management fees                         1,183,947         1,587,068
  Operating expenses                         87,588           114,437
                                       ------------      ------------
            Total expenses                2,050,533         3,585,820
                                       ------------      ------------
            NET (LOSS)                 $ (1,116,007)     $(13,626,422)
                                       ============      ============

NET (LOSS) PER GENERAL AND LIMITED
  PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period of 19,192 and 26,417,
  respectively)                        $     (58.15)     $    (515.83)
                                       ============      ============

(DECREASE) IN NET ASSET VALUE
  PER GENERAL AND LIMITED
  PARTNER UNIT                         $     (60.92)     $    (504.11)
                                       ============      ============


                        See accompanying notes.



                    PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
            For the Three Months Ended June 30, 2001 and 2000
                               (Unaudited)
                               -----------



                                              Three Months Ended
                                                   June 30,
                                            2001              2000
                                            ----              ----
INCOME
  Trading gains (losses)
    Realized                           $ (1,513,336)     $    109,331
    Change in unrealized                   (352,116)       (1,063,191)
                                       ------------      ------------
            (Loss) from trading          (1,865,452)         (953,860)

  Interest income                           346,975           753,136
                                       ------------      ------------
            Total (loss)                 (1,518,477)         (200,724)
                                       ------------      ------------
EXPENSES
  Brokerage commissions                     234,901           564,197
  Incentive fees                             82,479           411,929
  Management fees                           579,654           733,725
  Operating expenses                         47,078            46,602
                                       ------------      ------------
            Total expenses                  944,112         1,756,453
                                       ------------      ------------
            NET (LOSS)                 $ (2,462,589)     $ (1,957,177)
                                       ============      ============

NET (LOSS) PER GENERAL AND LIMITED
  PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period of 18,672 and 25,345,
  respectively)                        $    (131.89)     $     (77.22)
                                       ============      ============

(DECREASE) IN NET ASSET VALUE
  PER GENERAL AND LIMITED
  PARTNER UNIT                         $    (130.92)     $     (77.83)
                                       ============      ============


                        See accompanying notes.



                  PROFUTURES DIVERSIFIED FUND, L.P.
    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
          For the Six Months Ended June 30, 2001 and 2000
                             (Unaudited)
                             -----------



                            Total              Partners' Capital
                          Number of   --------------------------------------
                            Units       General     Limited       Total
                          ---------   ----------  ------------  ------------

Balances at
   December 31, 2000        19,974    $  455,817  $ 40,014,820  $ 40,470,637

Net (loss) for the
 six months ended
 June 30, 2001                           (13,705)   (1,102,302)   (1,116,007)

Redemptions                 (1,997)            0    (4,026,216)   (4,026,216)
                            ------    ----------  ------------  ------------

Balances at
 June 30, 2001              17,977    $  442,112  $ 34,886,302  $ 35,328,414
                            ======    ==========  ============  ============

Balances at
   December 31, 1999        28,000    $1,075,348  $ 69,348,028  $ 70,423,376

Net (loss) for the
 six months ended
 June 30, 2000                          (206,288)  (13,420,134)  (13,626,422)

Redemptions                 (3,955)     (416,667)   (8,026,848)   (8,443,515)
                            ------    ----------  ------------  ------------

Balances at
 June 30, 2000              24,045    $  452,393  $ 47,901,046  $ 48,353,439
                            ======    ==========  ============  ============

Net asset value
 per unit at
  December 31, 1999                        $  2,515.07
                                           ===========
  June 30, 2000                            $  2,010.96
                                           ===========
  December 31, 2000                        $  2,026.18
                                           ===========
  June 30, 2001                            $  1,965.26
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

     C.  Method of Reporting

         The Partnership's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership's management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract purchase price and quoted market price) are reflected in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

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

     G.  Statement of Financial Accounting Standard No. 133

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. SFAS No. 133 is further amended by SFAS No. 138, which clarifies issues surrounding interest risk, foreign currency denominated items, normal purchases and sales and net hedging. This Statement supersedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. The application of the provisions of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a significant effect on the financial statements.

     H.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2001, and the results of operations for the six and three months ended June 30, 2001 and 2000.



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

         ProFutures, Inc. has callable subscription agreements with ABN AMRO Incorporated (ABN), formerly ING (U.S.) Securities, Futures & Options, Inc., the Partnership's primary broker, whereby ABN has subscribed to purchase (up to $14,000,000) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner's net worth requirements.

         A monthly management fee is paid by the Partnership to each General Partner. ATA received 1/12 of 1% of month-end Net Asset Value (approximately 1% annually) through May 31, 2000, and ProFutures, Inc. receives 1/4 of 1% of month-end Net Asset Value (approximately 3% annually).

         Total management fees earned by ProFutures, Inc. for the six months ended June 30, 2001 and 2000 were $583,693 and $861,774, respectively. Such management fees earned for the three months ended June 30, 2001 and 2000 were $280,196 and $391,067, respectively. Management fees payable to ProFutures, Inc. as of June 30, 2001 and December 31, 2000 were $90,367 and $105,563, respectively. Total management fees earned by ATA for the three and six months ended June 30, 2000 were $88,927 and $245,830, respectively.

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



                     PROFUTURES DIVERSIFIED FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



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



                     PROFUTURES DIVERSIFIED FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information contains per unit operating performance data for a unit outstanding during the entire three months and six months ended June 30, 2001, and other supplemental financial data. This information has been derived from information presented in the financial statements.

                                           Three months ended  Six months ended
                                              June 30, 2001      June 30, 2001
                                               (Unaudited)        (Unaudited)
                                               -----------        -----------

         Per Unit Performance
         (for a unit outstanding throughout
         the entire period)
         ----------------------------------

         Net asset value per unit at
           March 31, 2001 and
           December 31, 2000, respectively      $2,096.18          $2,026.18
                                                ---------          ---------

         Loss from operations:
           Net investment income *                 (19.40)            (44.11)
           Net realized and change in unrealized
             (loss) from trading **               (111.52)            (16.81)
                                                ---------          ---------

                 Total (loss) from operations     (130.92)            (60.92)
                                                ---------          ---------

         Net asset value per unit at
           June 30, 2001                        $1,965.26          $1,965.26
                                                =========          =========

         Total Return ***                         (6.25)%            (3.01)%


         Supplemental Data

         Ratio to average net assets:
           Expenses *, +                            7.61%              8.72%
           Net investment income *, +             (3.88)%            (4.42)%


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

         The Partnership's offering of Units of Limited Partnership Interest terminated in 1995.

     C. RESULTS OF OPERATIONS: The Partnership's net income (loss) for the six months ended June 30, 2001 and 2000 consisted of the following:

                                                    2001          2000
                                                    ----          ----

                Three months ended March 31     $ 1,346,582   $(11,669,245)
                Three months ended June 30       (2,462,589)    (1,957,177)
                                                -----------   ------------

                     Six months ended June 30   $(1,116,007)  $(13,626,422)
                                                ===========   ============


         The Partnership's net trading losses for the quarter ended June 30, 2001 resulted primarily from losses in the interest rate and foreign currency market sectors, offset by gains in the agricultural and metals markets.

         The Partnership's net trading losses for the quarter ended June 30, 2000 resulted primarily from losses in the interest rate and foreign currency markets and were partially offset by gains in the energies and equity indices markets.

         The Partnership's net trading gains for the six months ended June 30, 2001 resulted from gains in all market sectors, except for losses in the energies and foreign currencies markets. The trading losses for the six months ended June 30, 2000 resulted from losses in all market sectors, except for gains in the energies markets.

         The dominant economic force in the first half of 2001 was a series of interest rate cuts by the U.S. Federal Reserve. This proved helpful in some markets and created difficulty in others, yielding a relatively flat period for the Fund early in 2001. The Fund's Trading Advisors had small losses during January and February. March 2001 was a much more active month, and the Advisors were able to show gains in almost all market sectors, particularly foreign currencies, stock indexes, and interest rates. The only negative sector in March was energy. For the first quarter of 2001, the Fund's net result was a gain of 3.45%.

         Those sectors which gained in March of 2001 showed losses of similar magnitude in April 2001. A large part of the loss was a direct result of a sudden and unexpected cut in U.S. interest rates by the Federal Reserve on April 18th. This caused stock indexes as well as other markets to sharply reverse their previous trends. May brought a small gain from a variety of markets.

         As of June 1, 2001, the General Partner made two significant changes to the Fund. First, Gamma Capital Management was terminated as a Trading Advisor and replaced with Winton Capital Management, Ltd. Second, the Fund's leverage was increased through the use of notional funds to approximately 150% of assets. The General Partner instructed Winton to move into the market in stages during the month of June rather than establish all positions at once. The Fund ended the second quarter 2001 with a loss of 6.25% and the first half of 2001 was a loss of 3.01%.

         As of June 30, 2001, 17,977 Units are outstanding, including 225 General Partner Units, with an aggregate Net Asset Value of $35,328,414 ($1,965.26 per Unit). This represents a decrease in Net Asset Value of $5,142,223 compared with December 31, 2000. The decrease is caused by redemptions of limited partner units and net losses.

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



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There has been no material change during the six and three months ended June 30, 2001, in the sources of the Partnership's exposure to market risk. The relationship of the total Value at Risk as a percentage of total capitalization changed in the first quarter from 5.4% at December 31, 2000 to 7.1% at March 31, 2001 and in the second quarter to 15.4% at June 30, 2001. This increase is primarily the result of increased leverage through the use of notional funds.

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