Form 10-Q
period 2001-09-30
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 2001-11-13
CIK 812192

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

      Re:  ProFutures Diversified Fund, L.P.
           Commission File Number 0-16898

Dear Sirs:

This filing contains Form 10-Q for the quarter ended September 30, 2001.

                                  Very truly yours,



                                  PROFUTURES DIVERSIFIED FUND, L.P.



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

      X  Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

             For the Quarter Ended September 30, 2001
                          --------------

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

                               Yes  X
                               No



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.


                 PROFUTURES DIVERSIFIED FUND, L.P.
                 STATEMENTS OF FINANCIAL CONDITION
  September 30, 2001 (Unaudited) and December 31, 2000 (Audited)
                            -----------



                                        September 30,    December 31,
                                             2001           2000
                                             ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                 $34,870,939     $41,325,905
    Unrealized gain on open contracts      2,307,738       1,308,633
                                         -----------     -----------

            Deposits with brokers         37,178,677      42,634,538

  Cash                                         2,270           2,643
                                         -----------     -----------

            Total assets                 $37,180,947     $42,637,181
                                         ===========     ===========

LIABILITIES
  Accounts payable                       $    19,310     $    21,133
  Commissions and other trading fees
    on open contracts                         75,303          17,533
  Incentive fees payable                     257,299         365,030
  Management fees payable                    358,457         350,217
  Redemptions payable                        154,064       1,412,631
                                         -----------     -----------
            Total liabilities                864,433       2,166,544
                                         -----------     -----------
PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 225 units
    outstanding at September 30, 2001
    and December 31, 2000                    479,065         455,817
  Limited Partners - 16,829 and
    19,749 units outstanding
    at September 30, 2001 and
    December 31, 2000                     35,837,449      40,014,820
                                         -----------     -----------
            Total partners' capital
             (Net Asset Value)            36,316,514      40,470,637
                                         -----------     -----------
                                         $37,180,947     $42,637,181
                                         ===========     ===========


                         See accompanying notes.



                    PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
         For the Nine Months Ended September 30, 2001 and 2000
                               (Unaudited)
                               -----------



                                              Nine Months Ended
                                                September 30,
                                            2001              2000
                                            ----              ----
INCOME
  Trading gains (losses)
    Realized                           $  2,913,476      $ (8,565,518)
    Change in unrealized                    999,105        (4,022,759)
                                       ------------      ------------
            Gain (loss) from trading      3,912,581       (12,588,277)

  Interest income                         1,121,922         2,378,083
                                       ------------      ------------
            Total income (loss)           5,034,503       (10,210,194)
                                       ------------      ------------
EXPENSES
  Brokerage commissions                     748,052         1,761,912
  Incentive fees                            656,539           684,465
  Management fees                         1,779,477         2,266,187
  Operating expenses                        127,613           164,352
                                       ------------      ------------
            Total expenses                3,311,681         4,876,916
                                       ------------      ------------
            NET INCOME (LOSS)          $  1,722,822      $(15,087,110)
                                       ============      ============

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
    (based on weighted average number
    of units outstanding during the
    period of 18,631 and 25,442,
    respectively)                      $      92.47      $    (593.01)
                                       ============      ============

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                         $     103.34      $    (566.98)
                                       ============      ============


                        See accompanying notes.



                    PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
         For the Three Months Ended September 30, 2001 and 2000
                               (Unaudited)
                               -----------



                                              Three Months Ended
                                                 September 30,
                                            2001              2000
                                            ----              ----
INCOME
  Trading gains (losses)
    Realized                           $  2,298,532      $   (145,364)
    Change in unrealized                  1,503,733          (766,628)
                                       ------------      ------------
            Gain (loss) from trading      3,802,265          (911,992)

  Interest income                           297,712           742,400
                                       ------------      ------------
            Total income (loss)           4,099,977          (169,592)
                                       ------------      ------------
EXPENSES
  Brokerage commissions                     368,295           503,602
  Incentive fees                            257,298            58,460
  Management fees                           595,530           679,119
  Operating expenses                         40,025            49,915
                                       ------------      ------------
            Total expenses                1,261,148         1,291,096
                                       ------------      ------------
            NET INCOME (LOSS)          $  2,838,829      $ (1,460,688)
                                       ============      ============

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
    (based on weighted average number
    of units outstanding during the
    period of 17,508 and 23,491,
    respectively)                      $     162.14      $     (62.18)
                                       ============      ============

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                         $     164.26      $     (62.87)
                                       ============      ============


                        See accompanying notes.



                  PROFUTURES DIVERSIFIED FUND, L.P.
    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
       For the Nine Months Ended September 30, 2001 and 2000
                             (Unaudited)
                             -----------



                            Total              Partners' Capital
                          Number of   --------------------------------------
                            Units       General     Limited       Total
                          ---------   ----------  ------------  ------------

Balances at
   December 31, 2000        19,974    $  455,817  $ 40,014,820  $ 40,470,637

Net income for the
 nine months ended
 September 30, 2001                       23,248     1,699,574     1,722,822

Redemptions                 (2,920)            0    (5,876,945)   (5,876,945)
                            ------    ----------  ------------  ------------

Balances at
 September 30, 2001         17,054    $  479,065  $ 35,837,449  $ 36,316,514
                            ======    ==========  ============  ============

Balances at
   December 31, 1999        28,000    $1,075,348  $ 69,348,028  $ 70,423,376

Net (loss) for the
 nine months ended
 September 30, 2000                     (220,431)  (14,866,679)  (15,087,110)

Redemptions                 (5,464)     (416,667)  (11,016,854)  (11,433,521)
                            ------    ----------  ------------  ------------

Balances at
 September 30, 2000         22,536    $  438,250  $ 43,464,495  $ 43,902,745
                            ======    ==========  ============  ============

Net asset value
 per unit at
  December 31, 1999                        $  2,515.07
                                           ===========
  September 30, 2000                       $  1,948.09
                                           ===========
  December 31, 2000                        $  2,026.18
                                           ===========
  September 30, 2001                       $  2,129.52
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

     C.  Method of Reporting

         The Partnership's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership's management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and quoted market price) are reflected in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

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



                     PROFUTURES DIVERSIFIED FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)
         -----------------------------------------------------------

     E.  Income Taxes

         The Partnership prepares calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Partnership's income, expenses and trading gains or losses.

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

     H.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2001, and the results of operations for the nine and three months ended September 30, 2001 and 2000.



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

         Total management fees earned by ProFutures, Inc. for the nine months ended September 30, 2001 and 2000 were $853,673 and $1,213,238, respectively. Such management fees earned for the three months ended September 30, 2001 and 2000 were $269,980 and $351,464, respectively. Management fees payable to ProFutures, Inc. as of September 30, 2001 and December 31, 2000 were $92,175 and $105,563, respectively. Total management fees earned by ATA for the three and nine months ended September 30, 2000 were $0 and $245,830, respectively.

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



                     PROFUTURES DIVERSIFIED FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information contains per unit operating performance data for a unit outstanding during the entire three months and nine months ended September 30, 2001, and other supplemental financial data. This information has been derived from information presented in the financial statements.

                                        Three months ended  Nine months ended
                                        September 30, 2001  September 30, 2001
                                            (Unaudited)         (Unaudited)
                                            -----------         -----------

         Per Unit Performance
         (for a unit outstanding throughout
         the entire period)
         ----------------------------------

         Net asset value per unit at
           June 30, 2001 and
           December 31, 2000, respectively    $1,965.26          $2,026.18
                                              ---------          ---------

         Income (loss) from operations:
           Net investment (loss) *               (33.99)           (77.38)
           Net realized and change in
             unrealized gain from
             trading **                          198.25            180.72
                                              ---------         ---------

                 Total income from operations    164.26            103.34
                                              ---------         ---------

         Net asset value per unit at
           September 30, 2001                 $2,129.52         $2,129.52
                                              =========         =========

         Total Return ***                          8.36%             5.10%


         Supplemental Data

         Ratio to average net assets:
           Expenses *, +                          10.16%             9.15%
           Net investment income *, +             (6.77)%           (5.14)%


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

         The Partnership's offering of Units of Limited Partnership Interest terminated in 1995.

     C. RESULTS OF OPERATIONS: The Partnership's net income (loss) for the nine months ended September 30, 2001 and 2000 consisted of the following:

                                                    2001          2000
                                                    ----          ----

              Three months ended March 31        $ 1,346,582   $(11,669,245)
              Three months ended June 30          (2,462,589)    (1,957,177)
              Three months ended September 30      2,838,829     (1,460,688)
                                                 -----------   ------------

                 Nine months ended September 30  $ 1,722,822   $(15,087,110)
                                                 ===========   ============


         The Partnership's net trading gains for the quarter ended
         September 30, 2001 resulted from gains in the agricultural, equities, metals and interest rates market sectors, offset slightly by losses in the energies markets.

         The Partnership's net trading losses for the three months ended September 30, 2000 resulted primarily from losses in the interest rates, equity indices and metals markets and were reduced by gains in the energy and foreign currency markets.

         For the nine months ended September 30, 2000, the Partnership's trading losses resulted from losses in all market sectors, except for gains in the energy markets.

         The quarter ended September 30, 2001 started out with gains in July in base metals, precious metals, stock index futures and short-term interest rates. The Fed's continuing loose monetary policy kept both short-term and long-term interest rates somewhat volatile. August brought large gains in interest rates and smaller gains in the base metals.

         September 2001 was a very volatile month for the Fund due to the events of September 11th. Although the US markets were closed for the remainder of the week, most overseas markets remained open, and significant gains were made during this period. The Fund had significant profits in short-term interest rate futures (mostly overseas). There were also large gains made in medium-term interest rates, which were partially offset by losses in long-term interest rates. There were also some significant gains in base metals and losses in energy, which was especially volatile after the attacks on the World Trade Center and the Pentagon. The Fund was able to end the quarter with a profit of 8.36% and 5.10% for the nine months ended September 30, 2001.

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

         As of September 30, 2001, 17,054 Units are outstanding, including 225 General Partner Units, with an aggregate Net Asset Value of $36,316,514 ($2,129.52 per Unit). This represents a decrease in Net Asset Value of $4,154,123 compared with December 31, 2000. The decrease is caused by redemptions of limited partner units offset by net income.

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



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There has been no material change during the nine and three months ended September 30, 2001, in the sources of the Partnership's exposure to market risk. The relationship of the total Value at Risk as a percentage of total capitalization changed in the first quarter from 5.4% at December 31, 2000 to 7.1% at March 31, 2001, to 15.4% at
         June 30, 2001 and in the third quarter to 14.75% at September 30, 2001. This increase as of June 30 and September 30, 2001 is primarily the result of increased leverage through the use of notional funds.

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