Form 10-Q
period 2002-03-31
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 2002-05-14
CIK 812192

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

      Re:  ProFutures Diversified Fund, L.P.
           Commission File Number 0-16898

Dear Sirs:

This filing contains Form 10-Q for the quarter ended March 31, 2002.

                                  Very truly yours,

                                  PROFUTURES DIVERSIFIED FUND, L.P.



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

      X  Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

               For the Quarter Ended March 31, 2002
                          --------------

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

                               Yes  X
                               No



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.


                 PROFUTURES DIVERSIFIED FUND, L.P.
                 STATEMENTS OF FINANCIAL CONDITION
     March 31, 2002 (Unaudited) and December 31, 2001 (Audited)
                            -----------



                                           March 31,     December 31,
                                             2002           2001
                                             ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                 $28,370,256     $33,194,404
    Unrealized gain on open contracts      1,736,110       1,673,933
                                         -----------     -----------

            Deposits with broker          30,106,366      34,868,337

  Cash                                           513           1,115
                                         -----------     -----------

            Total assets                 $30,106,879     $34,869,452
                                         ===========     ===========

LIABILITIES
  Accounts payable                       $    18,394     $    22,660
  Commissions and other trading fees
    on open contracts                         50,909          57,380
  Management fees payable                    305,436         355,932
  Redemptions payable                        391,807         649,685
                                         -----------     -----------
            Total liabilities                766,546       1,085,657
                                         -----------     -----------
PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 225 units
    outstanding at March 31, 2002
    and December 31, 2001                    422,136         458,665
  Limited Partners - 15,411 and
    16.345 units outstanding
    at March 31, 2002 and
    December 31, 2001                     28,918,197      33,325,130
                                         -----------     -----------
            Total partners' capital
             (Net Asset Value)            29,340,333      33,783,795
                                         -----------     -----------
                                         $30,106,879     $34,869,452
                                         ===========     ===========


                         See accompanying notes.



                    PROFUTURES DIVERSIFIED FUND, L.P.
                    CONDENSED SCHEDULE OF INVESTMENTS
                               March 31, 2002
                                ------------


LONG FUTURES CONTRACTS
----------------------

                                                                  % of Net
             Description                                 Value   Asset Value
             -----------                                 -----   -----------

             Agricultural                             $   96,037     0.33%
             Currency                                     38,850     0.13%
             Energy                                      780,620     2.66%
             Interest rate                               203,322     0.69%
             Metal                                        55,352     0.19%
             Stock index                                (112,309)   (0.38)%
                                                      ----------    -----

             Total long futures contracts             $1,061,872     3.62%
                                                      ----------    -----


SHORT FUTURES CONTRACTS
----------- -----------

             Agricultural                             $   98,775     0.34%
             Currency                                     95,524     0.32%
             Interest rate                               509,435     1.74%
             Metal                                       (36,222)   (0.12)%
             Stock index                                   6,726     0.01%
                                                      ----------    -----

             Total short futures contracts            $  674,238     2.30%
                                                      ----------    -----

             Total futures contracts                  $1,736,110     5.92%
                                                      ==========    =====


                         See accompanying notes.



                    PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
           For the Three Months Ended March 31, 2002 and 2001
                               (Unaudited)
                               -----------



                                               Three Months Ended
                                                   March 31,
                                            2002              2001
                                            ----              ----
INCOME
  Trading gains (losses)
    Realized                           $ (2,071,661)     $  2,128,280
    Change in unrealized                     62,177          (152,512)
                                       ------------      ------------
            Gain (loss) from trading     (2,009,484)        1,975,768

  Interest income                           133,068           477,235
                                       ------------      ------------
            Total income (loss)          (1,876,416)        2,453,003
                                       ------------      ------------
EXPENSES
  Brokerage commissions                     289,998           144,856
  Incentive fees                                  0           316,762
  Management fees                           510,591           604,293
  Operating expenses                         43,350            40,510
                                       ------------      ------------
            Total expenses                  843,939         1,106,421
                                       ------------      ------------
            NET INCOME (LOSS)          $ (2,720,355)     $  1,346,582
                                       ============      ============

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period of 16,259 and 19,712,
  respectively)                        $    (167.32)     $      68.31
                                       ============      ============

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                         $    (162.38)     $      70.00
                                       ============      ============


                        See accompanying notes.



                  PROFUTURES DIVERSIFIED FUND, L.P.
    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
          For the Three Months Ended March 31, 2002 and 2001
                             (Unaudited)
                             -----------



                            Total              Partners' Capital
                          Number of   --------------------------------------
                            Units       General     Limited       Total
                          ---------   ----------  ------------  ------------

Balances at
   December 31, 2001        16,570    $  458,665  $ 33,325,130  $ 33,783,795

Net (loss) for the
 three months ended
 March 31, 2002                          (36,529)   (2,683,826)   (2,720,355)

Redemptions                   (934)            0    (1,723,107)   (1,723,107)
                            ------    ----------  ------------  ------------

Balances at
 March 31, 2002             15,636    $  422,136  $ 28,918,197  $ 29,340,333
                            ======    ==========  ============  ============

Balances at
   December 31, 2000        19,974    $  455,817  $ 40,014,820  $ 40,470,637

Net income for the
 three months ended
 March 31, 2001                           15,748     1,330,834     1,346,582

Redemptions                   (959)            0    (1,957,419)   (1,957,419)
                            ------    ----------  ------------  ------------

Balances at
 March 31, 2001             19,015    $  471,565  $ 39,388,235  $ 39,859,800
                            ======    ==========  ============  ============


Net asset value
 per unit at
  December 31, 2000                        $  2,026.18
                                           ===========
  March 31, 2001                           $  2,096.18
                                           ===========
  December 31, 2001                        $  2,038.84
                                           ===========
  March 31, 2002                           $  1,876.46
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

     G.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2002, and the results of operations for the three months ended March 31, 2002 and 2001.

Note 2.  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The Agreement of Limited Partnership requires the General Partner to contribute to the Partnership an amount in the aggregate equal to at least the greater of (i) 3% of the aggregate initial capital contributions of all partners or $100,000, whichever is less, or (ii) 1% of the aggregate initial capital contributions of all partners.

         The Agreement of Limited Partnership also requires that the General Partner maintain in the aggregate a net worth at least equal to
         (i) the lesser of $250,000 or 15% of the aggregate initial capital contributions of any limited partnerships for which it acts as general partner and which are capitalized at less than $2,500,000; and
         (ii) 10% of the aggregate initial capital contributions of any limited partnerships for which it acts as general partner and which are capitalized at greater than $2,500,000.



                     PROFUTURES DIVERSIFIED FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



Note 2.  GENERAL PARTNER (CONTINUED)
         ---------------------------

         ProFutures, Inc. has callable subscription agreements with ABN AMRO Incorporated (ABN), the Partnership's broker, whereby ABN has subscribed to purchase (up to $14,000,000) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner's net worth requirements.

         The Partnership pays the General Partner a monthly management fee of 1/4 of 1% (3% annually) of month-end Net Asset Value.

         Total management fees earned by ProFutures, Inc. for the three months ended March 31, 2002 and 2001 were $228,611 and $303,497, respectively. Management fees payable to ProFutures, Inc. as of March 31, 2002 and December 31, 2001 were $74,745 and $86,255, respectively.

Note 3.  CONSULTANT
         ----------

         Kenmar Global Strategies Inc. (Kenmar) serves as a consultant and assists the General Partner in making decisions about which commodity trading advisors to hire, the allocations among the advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar receives a monthly management fee of 1/12 of 1% of month-end Net Asset Value (approximately 1% annually).

Note 4.  COMMODITY TRADING ADVISORS
         --------------------------

         The Partnership has trading advisory contracts with several commodity trading advisors to furnish investment management services to the Partnership. Certain advisors receive management fees ranging from 1% to 2% annually of Allocated Net Asset Value (as defined in each respective trading advisory contract). In addition, the trading advisors receive quarterly incentive fees ranging from 20% to 23% of Trading Profits (as defined).

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



                     PROFUTURES DIVERSIFIED FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



Note 6.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS (CONTINUED)
         --------------------------------------------------------

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



                     PROFUTURES DIVERSIFIED FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the three months ended
         March 31, 2002 and 2001. This information has been derived from information presented in the financial statements.

                                                       Three months ended
                                                            March 31,
                                                       2002          2001
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           December 31, 2001 and 2000                $2,038.84     $2,026.18
                                                     ---------     ---------

         Income (loss) from operations:
           Net investment (loss) (1), (3)               (25.89)       (24.57)
           Net realized and change in unrealized
             gain (loss) from trading (2), (3)         (136.49)        94.57
                                                     ---------     ---------

               Total income (loss) from operations     (162.38)        70.00
                                                     ---------     ---------

         Net asset value per unit at
           March 31, 2002 and 2001                   $1,876.46     $2,096.18
                                                     =========     =========


           Total Return (4)                              (7.96)%        3.45%
                                                        =======       ======


           Supplemental Data

           Ratios to average net asset value: (5)
             Expenses prior to incentive fees (6)        (7.21)%       (6.49)%
             Incentive fees                               0.00%        (3.19)%
                                                        ------        -------

               Total expenses (1)                        (7.21)%       (9.68)%
                                                        =======       =======

             Net investment (loss) (1)                   (5.48)%       (4.87)%
                                                        =======       =======


           Total return is calculated based on the change in value of a unit during the year. An individual partner's total return and ratios may vary from the above total return and ratios based on the timing of additions and redemptions.

           --------------------
          (1)  Excludes brokerage commissions and other trading fees.
          (2)  Includes brokerage commissions and other trading fees.
          (3) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
          (4)  Not annualized.
          (5)  Annualized.
          (6) Excludes brokerage commissions, other trading fees and incentive fees.



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

         The Partnership's offering of Units of Limited Partnership Interest terminated in 1995.

     C. RESULTS OF OPERATIONS: For the three months ended March 31, 2002, the Partnership had a net loss of $(2,720,355), as compared to net income of $1,346,582 for the three months ended March 31, 2001.

         The futures markets remained choppy in the first quarter of 2002. While the economy was showing some signs of improvement, there were also some negative signs that caused uncertainty. The troubles in the Middle East lead to large increases in oil and gas prices. Gold prices also moved higher early in the quarter, but gave back some of their gains at the end of the quarter.

         In January 2002, the Partnership lost 6.25%. There were large losses in stock indexes and agricultural commodities. Large losses were also incurred in interest rates and metals. Many of the other sectors were essentially flat.

         In February 2002, the Partnership lost 5.58%. The Partnership once again experienced losses in stock indexes and interest rates. In addition, there were also losses in the energy complex and foreign currencies. There were some gains in agricultural commodities and precious metals. These however, were not enough to offset the losses.

         In March 2002, the Partnership managed to gain 3.97%. There were gains in the energy complex, including Brent Crude Oil and Unleaded Gas. There were also some gains in bonds and stock indexes. There were losses in currencies, including the Japanese Yen and the Swiss Franc. There were also some small losses in cotton and aluminum. These losses however were not enough to offset the gains.

         For the first quarter 2002, the Partnership's losses overall were primarily due to currencies and stock index futures.

         As of March 31, 2002, 15,636 Units are outstanding, including 225 General Partner Units, with an aggregate Net Asset Value of $29,340,333 ($1,876.46 per Unit). This represents a decrease in Net Asset Value of $4,443,462 compared with December 31, 2001. The decrease is caused by redemptions of limited partner units and first quarter net losses.

         The Partnership's Trading Advisors had small losses during January and February 2001. March 2001 was a much more active month, and the Advisors were able to show gains in almost all market sectors, particularly foreign currencies, stock indexes, and interest rates. The only negative sector in March was energy. For the first quarter of 2001, the Partnership's net result was a gain of 3.45%.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There has been no material change during the three months ended
         March 31, 2002, in the sources of the Partnership's exposure to market risk. The relationship of the total Value at Risk as a percentage of total capitalization changed in the first quarter from 12.8% at December 31, 2001 to 19.2% at March 31, 2002.

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