Form 10-Q
period 2002-06-30
ATA RESEARCH PROFUTURES DIVERSIFIED FUND L P
filed 2002-08-14
CIK 812192

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

      Re:  ProFutures Diversified Fund, L.P.
           Commission File Number 0-16898

Dear Sirs:

This filing contains Form 10-Q for the quarter ended June 30, 2002.

                                  Very truly yours,

                                  PROFUTURES DIVERSIFIED FUND, L.P.



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

      X  Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

               For the Quarter Ended June 30, 2002
                          --------------

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

                               Yes  X
                               No



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.


                 PROFUTURES DIVERSIFIED FUND, L.P.
                 STATEMENTS OF FINANCIAL CONDITION
      June 30, 2002 (Unaudited) and December 31, 2001 (Audited)
                            -----------



                                           June 30,      December 31,
                                             2002           2001
                                             ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                 $27,892,601     $33,194,404
    Unrealized gain on open contracts      2,294,133       1,673,933
                                         -----------     -----------

            Deposits with broker          30,186,734      34,868,337

  Cash                                         1,599           1,115
                                         -----------     -----------

            Total assets                 $30,188,333     $34,869,452
                                         ===========     ===========

LIABILITIES
  Accounts payable                       $    16,736     $    22,660
  Commissions and other trading fees
    on open contracts                         59,509          57,380
  Incentive fees payable                      55,816               0
  Management fees payable                    291,086         355,932
  Redemptions payable                        589,584         649,685
                                         -----------     -----------
            Total liabilities              1,012,731       1,085,657
                                         -----------     -----------
PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 225 units
    outstanding at June 30, 2002
    and December 31, 2001                    445,979         458,665
  Limited Partners - 14,492 and
    16,345 units outstanding
    at June 30, 2002 and
    December 31, 2001                     28,729,623      33,325,130
                                         -----------     -----------
            Total partners' capital
             (Net Asset Value)            29,175,602      33,783,795
                                         -----------     -----------
                                         $30,188,333     $34,869,452
                                         ===========     ===========


                         See accompanying notes.



                    PROFUTURES DIVERSIFIED FUND, L.P.
                    CONDENSED SCHEDULE OF INVESTMENTS
                               June 30, 2002
                                (Unaudited)
                                -----------


LONG FUTURES CONTRACTS
----------------------

                                                                  % of Net
             Description                                 Value   Asset Value
             -----------                                 -----   -----------

             Agricultural                             $  283,833     0.97%
             Currency                                  1,543,913     5.29%
             Energy                                       34,157     0.12%
             Interest rate                             1,254,875     4.30%
             Metal                                        38,511     0.13%
             Stock index                                 (25,639)   (0.08)%
                                                      ----------    -----

             Total long futures contracts             $3,129,650    10.73%
                                                      ----------    -----


SHORT FUTURES CONTRACTS
-----------------------

             Agricultural                             $   16,687     0.06%
             Currency                                   (580,122)   (1.99)%
             Energy                                        3,870     0.01%
             Interest rate                                 4,420     0.02%
             Metal                                      (265,039)   (0.91)%
             Stock index                                 (15,333)   (0.05)%
                                                      ----------    -----

             Total short futures contracts            $ (835,517)   (2.86)%
                                                      ----------    -----

             Total futures contracts                  $2,294,133     7.87%
                                                      ==========    =====


                         See accompanying notes.



                    PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
            For the Three Months Ended June 30, 2002 and 2001
                               (Unaudited)
                               -----------



                                                      Three Months Ended
                                                           June 30,
                                                      2002          2001
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $ 1,747,429   $(1,513,336)
    Change in unrealized                              558,023      (352,116)
                                                  -----------   -----------

      Gain (loss) from trading                      2,305,452    (1,865,452)

  Interest income                                     121,560       346,975
                                                  -----------   -----------

      Total income (loss)                           2,427,012    (1,518,477)
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               315,786       234,901
  Incentive fees                                       55,816        82,479
  Management fees                                     478,107       579,654
  Operating expenses                                   35,695        47,078
                                                  -----------   -----------

      Total expenses                                  885,404       944,112
                                                  -----------   -----------

      NET INCOME (LOSS)                           $ 1,541,608   $(2,462,589)
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number of units
  outstanding during the period of 15,362 and
  18,672, respectively)                           $    100.35   $   (131.89)
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT                $    105.99   $   (130.92)
                                                  ===========   ===========


                         See accompanying notes.



                    PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
             For the Six Months Ended June 30, 2002 and 2001
                               (Unaudited)
                               -----------



                                                       Six Months Ended
                                                           June 30,
                                                      2002          2001
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $  (324,232)  $   614,944
    Change in unrealized                              620,200      (504,628)
                                                  -----------   -----------

      Gain from trading                               295,968       110,316

  Interest income                                     254,628       824,210
                                                  -----------   -----------

      Total income                                    550,596       934,526
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               605,784       379,757
  Incentive fees                                       55,816       399,241
  Management fees                                     988,698     1,183,947
  Operating expenses                                   79,045        87,588
                                                  -----------   -----------

      Total expenses                                1,729,343     2,050,533
                                                  -----------   -----------

      NET (LOSS)                                  $(1,178,747)  $(1,166,007)
                                                  ===========   ===========

NET (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number of units
  outstanding during the period of 15,810 and
  19,192, respectively)                           $    (74.56)  $    (58.15)
                                                  ===========   ===========

(DECREASE) IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT                $    (56.39)  $    (60.92)
                                                  ===========   ===========


                         See accompanying notes.



                  PROFUTURES DIVERSIFIED FUND, L.P.
    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
           For the Six Months Ended June 30, 2002 and 2001
                             (Unaudited)
                             -----------



                            Total              Partners' Capital
                          Number of   --------------------------------------
                            Units       General     Limited       Total
                          ---------   ----------  ------------  ------------

Balances at
   December 31, 2001        16,570    $  458,665  $ 33,325,130  $ 33,783,795

Net (loss) for the
 six months ended
 June 30, 2002                           (12,686)   (1,166,061)   (1,178,747)

Redemptions                 (1,853)            0    (3,429,446)   (3,429,446)
                            ------    ----------  ------------  ------------

Balances at
 June 30, 2002              14,717    $  445,979  $ 28,729,623  $ 29,175,602
                            ======    ==========  ============  ============

Balances at
   December 31, 2000        19,974    $  455,817  $ 40,014,820  $ 40,470,637

Net (loss) for the
 six months ended
 June 30, 2001                           (13,705)   (1,102,302)   (1,116,007)

Redemptions                 (1,997)            0    (4,026,216)   (4,026,216)
                            ------    ----------  ------------  ------------

Balances at
 June 30, 2001              17,977    $  442,112  $ 34,886,302  $ 35,328,414
                            ======    ==========  ============  ============


Net asset value
 per unit at
  December 31, 2000                        $  2,026.18
                                           ===========
  June 30, 2001                            $  1,965.26
                                           ===========
  December 31, 2001                        $  2,038.84
                                           ===========
  June 30, 2002                            $  1,982.45
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

     G.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2002, and the results of operations for the three and six months ended June 30, 2002 and 2001.

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



                     PROFUTURES DIVERSIFIED FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



Note 2.  GENERAL PARTNER (CONTINUED)
         ---------------------------

         ProFutures, Inc. has callable subscription agreements with ABN AMRO Incorporated (ABN), the Partnership's broker, whereby ABN has subscribed to purchase (up to $7,000,000 subject to conditions set forth in the subscription agreement as amended effective May 20, 2002) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner's net worth requirements.

         The Partnership pays the General Partner a monthly management fee of 1/4 of 1% (3% annually) of month-end Net Asset Value.

         Total management fees earned by ProFutures, Inc. for the six months ended June 30, 2002 and 2001 were $443,842 and $583,693, respectively. Such management fees earned for the three months ended June 30, 2002 and 2001 were $215,230 and $280,196, respectively. Management fees payable to ProFutures, Inc. as of June 30, 2002 and December 31, 2001 were $74,965 and $86,255, respectively.

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



                     PROFUTURES DIVERSIFIED FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2002 and 2001. This information has been derived from information presented in the financial statements.

                                                       Three months ended
                                                            June 30,
                                                       2002          2001
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $1,876.46     $2,096.18
                                                     ---------     ---------

         Income (loss) from operations:
           Net investment (loss) (1), (3)               (29.17)       (19.40)
           Net realized and change in unrealized
             gain (loss) from trading (2), (3)          135.16       (111.52)
                                                     ---------     ---------

               Total income (loss) from operations      105.99       (130.92)
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $1,982.45     $1,965.26
                                                     =========     =========


           Total Return (4)                               5.65%        (6.25)%
                                                        =======       ======


           Supplemental Data

           Ratios to average net asset value: (5)
             Expenses prior to incentive fees (1)        (7.26)%       (6.72)%
             Incentive fees                              (0.79)%       (0.89)%
                                                        ------        -------

               Total expenses (1)                        (8.05)%       (7.61)%
                                                        =======       =======

             Net investment (loss) (1)                   (6.33)%       (3.88)%
                                                        =======       =======


                                                        Six months ended
                                                            June 30,
                                                       2002          2001
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $2,038.84     $2,026.18
                                                     ---------     ---------

         Income (loss) from operations:
           Net investment (loss) (1), (3)               (54.96)       (44.11)
           Net realized and change in unrealized
             (loss) from trading (2), (3)                (1.43)       (16.81)
                                                     ---------     ---------

               Total (loss) from operations             (56.39)       (60.92)
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $1,982.45     $1,965.26
                                                     =========     =========


           Total Return (4)                              (2.77)%       (3.01)%
                                                        =======       =======


           Supplemental Data

           Ratios to average net asset value: (5)
             Expenses prior to incentive fees (1)        (7.23)%       (6.63)%
             Incentive fees                              (0.37)%       (2.09)%
                                                        -------       -------

               Total expenses (1)                        (7.60)%       (8.72)%
                                                        =======       =======

             Net investment (loss) (1)                   (5.88)%       (4.42)%
                                                        =======       =======


           Total return is calculated based on the change in value of a unit during the period. An individual partner's total return and ratios may vary from the above total return and ratios based on the timing of additions and redemptions.

           --------------------
          (1)  Excludes brokerage commissions and other trading fees.
          (2)  Includes brokerage commissions and other trading fees.
          (3) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount for the six months ended June 30, 2002 differs from the calculation of net trading
               (loss) per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.
          (4)  Not annualized.
          (5)  Annualized.



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

         The Partnership's offering of Units of Limited Partnership Interest terminated in 1995.

     C. RESULTS OF OPERATIONS: The Partnership's net income (loss) for the six months ended June 30, 2002 and 2001 consisted of the following:

                                                    2002          2001
                                                    ----          ----

                Three months ended March 31     $(2,720,355)  $ 1,346,582)
                Three months ended June 30        1,541,608    (2,462,589)
                                                -----------   -----------

                     Six months ended June 30   $(1,178,747)  $(1,116,007)
                                                ===========   ===========


         As of June 30, 2002, 14,717 Units are outstanding, including 225 General Partner Units, with an aggregate Net Asset Value of $29,175,602 ($1,982.45 per Unit). This represents a decrease in Net Asset Value of $4,608,193 compared with December 31, 2001. The decrease is caused by redemptions of limited partner units and a net loss for the six months ended June 30, 2002.

         As of June 30, 2001, 17,977 Units are outstanding, including 225 General Partner Units, with an aggregate Net Asset Value of $35,328,414 ($1,965.26 per Unit). This represents a decrease in Net Asset Value of $5,142,223 compared with December 31, 2000. The decrease is caused by redemptions of limited partner units and net losses.

         Second Quarter 2002
         -------------------

         The futures markets continued to be volatile in the second quarter of 2002, though there was a surge at the end of the quarter. The extreme volatility of the equity markets, mainly on the downside, had a major impact on the commodities markets. Many of the US and overseas stock indexes and foreign currencies were very active. Some of this was the result of the corporate scandals that continue to rock the markets.

         In April, the Partnership lost 4.43%. Although there were gains in Swiss Francs, natural gas, and Euros, they were more than offset by losses in the German Stock Index, the Canadian Dollar, the NASDAQ 100, and various bond futures.

         In May, the Partnership was essentially flat, with a gain of .26%. There were gains in foreign currencies due to the drop of the U.S. dollar. There were also gains in precious metals and agricultural commodities. The gains were offset by losses in the energy complex, interest rates and some metals.

         In June, the Partnership had a gain of 10.26%. There were gains in Euro futures, and a gain in EuroDollar futures. There were also gains in various stock indexes. There were losses in British Pounds, the Nikkei Stock Index, and Gold, but these were more than offset by the gains.

         The Partnership had a total return of 5.65% for the quarter and (2.77)% for the six months ended June 30, 2002. For the second quarter 2002, the majority of the Partnership's trading gains were in foreign currencies and the largest loss was in the energy markets.

         First Quarter 2002
         ------------------

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There has been no material change during the three and six months ended June 30, 2002, in the sources of the Partnership's exposure to market risk. The relationship of the total Value at Risk as a percentage of total capitalization changed in the first quarter from 12.8% at December 31, 2001 to 19.2% at March 31, 2002 and in the second quarter to 16.1% at June 30, 2002.

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

         Exhibits filed herewith:

         10.6. Form of Amended and Restated Stock Subscription Agreement by and between ABN AMRO Incorporated and ProFutures, Inc.

         99.1 Form of Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

         99.2 Form of Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.



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


                                  PROFUTURES DIVERSIFIED FUND, L.P.
                                  (Registrant)



                                  /s/ Gary D. Halbert
                                  ---------------------------------
                                  Gary D. Halbert, President
                                  ProFutures, Inc., General Partner
                                  ProFutures Diversified Fund, L.P.



                                EXHIBIT 10.6.

                            AMENDED AND RESTATED
                        STOCK SUBSCRIPTION AGREEMENT
                        ----------------------------



     THIS STOCK SUBSCRIPTION AGREEMENT (as it may be amended from time to time, the "Agreement"), by and between ABN AMRO Incorporated ("AAI") and ProFutures, Inc. ("ProFutures"), is made as of this 20th day of May, 2002.

     WHEREAS, ProFutures is the general partner of ProFutures Diversified Fund, L.P., a Delaware limited partnership ("PDF"), Alternative Asset Growth Fund, L.P., a Delaware limited partnership ("AAGF"), and ProFutures Long/Short Growth Fund, L.P., a Delaware limited partnership ("PLSGF"), and is the managing owner of ProFutures Strategic Allocation Trust, a Delaware business trust ("PSAT");

     WHEREAS, pursuant to separate customer agreements (the "Brokerage Agreements"), AAI is the futures commission merchant and clearing broker for each of PDF, AAGF, PLSGF and PSAT (collectively, the "Funds");

     WHEREAS, ProFutures is obligated by the Amended and Restated Agreement of Limited Partnership of PDF dated as of December 1, 1993 (the "PDF Limited Partnership Agreement") to maintain a net worth equal to: (i) the lesser of $250,000 or 15% of the aggregate initial capital contributions of any limited partnerships for which it shall act as general partner and which are capitalized at less than $2.5 million and (ii) 10% of the aggregate initial capital contributions of any limited partnerships for which it shall act as general partner and which are capitalized at greater than $2.5 million (the "PDF Net Worth Requirement");

     WHEREAS, ProFutures is obligated by the Amended and Restated Limited Partnership Agreement of AAGF dated as of September 25, 1989 (the "AAGF Limited Partnership Agreement") to maintain a net worth equal to at least the sum of
(i) the lesser of $250,000 or 15% of the aggregate capital contributions of any limited partnerships for which it shall act as general partner and which are capitalized at less than $2.5 million and (ii) 10% of the aggregate capital contributions of any limited partnerships for which it acts as general partner and which are capitalized at greater than $2.5 million (the "AAGF Net Worth Requirement");

     WHEREAS, ProFutures is obligated by the Second Amended and Restated Limited Partnership Agreement of PLSGF dated as of February 16, 1999 (the "PLSGF Limited Partnership Agreement") to maintain a net worth of not less than the greater of $50,000 or at least 5% of the total contributions to PLSGF and all other partnerships of which ProFutures is general partner, but in no event shall ProFutures be required to maintain a net worth in excess of $1,000,000 (the "PLSGF Net Worth Requirement");

     WHEREAS, ProFutures is obligated by the First Amended and Restated Declaration of Trust and Trust Agreement of PSAT dated as of August 1, 2000 (the "PSAT Trust Agreement") to maintain a net worth of not less than the greater of $50,000 or at least 5% of the total contributions to PSAT and all other partnerships of which ProFutures is manager, but in no event shall ProFutures be required to maintain a net worth in excess of $1,000,000 (the "PSAT Net Worth Requirement");

     WHEREAS, AAI has agreed to subscribe for common stock of ProFutures to enable ProFutures to continue to meet each Net Worth Requirement pursuant to the terms and conditions set forth herein;

     WHEREAS, AAI and ProFutures are party to Stock Subscription Agreement dated as of May 20, 2002; and

     WHEREAS, AAI and ProFutures desire to amend and restate such Stock Subscription Agreement in its entirety.

     NOW, THEREFORE, in consideration of the premises and the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

      1. Purchase of Shares. AAI hereby agrees to subscribe for and purchase shares of the [$.01] par value common stock of ProFutures (the "Shares") upon call therefor by ProFutures and upon receipt of a certificate substantially in the form attached hereto as Exhibit A (the "Certificate"). AAI's obligation to purchase the Shares is subject to the conditions set forth herein. The purchase price for the Shares subscribed for by AAI pursuant to this Agreement shall equal the book value per share as determined by ProFutures' regularly employed independent certified public accountants in accordance with generally accepted accounting principles consistently applied on the date the subscription is called (as to each Fund, the "Call Date"), but in no event less than $.01 per share. Payment for the subscription shall be made by wire transfer within thirty (30) days after the Call Date in exchange for the Shares (the "Closing Date").

          (a) PDF. In the event that PDF suspends trading pursuant to its trading suspension policy (as set forth in the PDF Limited Partnership Agreement) and exhausts all of its assets to satisfy its obligations, AAI agrees to subscribe for the Shares and pay to ProFutures such amount as it may from time to time call pursuant to this Agreement, up to the PDF Subscription Amount (as defined). The PDF Subscription Amount shall be determined as of the first PDF Call Date and shall mean: (i) the PDF Net Worth Requirement as of such date, but in no event more than $7,000,000; minus (ii) the net worth of ProFutures (excluding AAI's obligations under this Agreement) as of such date, as determined by ProFutures' regularly employed independent certified public accountants in accordance with generally accepted accounting principles consistently applied.

          (b) AAGF. In the event that AAGF suspends trading pursuant to its trading suspension policy (as set forth in the AAGF Trust Agreement) and exhausts all of its assets to satisfy its obligations, AAI agrees to subscribe for the Shares and pay to ProFutures such amount as it may from time to time call pursuant to this Agreement, up to the AAGF Subscription Amount (as defined). The AAGF Subscription Amount shall be determined as of the first AAGF Call Date and shall mean: (i) the AAGF Net Worth Requirement as of such date, but in no event more than $7,000,000; minus (ii) the net worth of ProFutures (excluding AAI's obligations under this Agreement) as of such date, as determined by ProFutures' regularly employed independent certified public accountants in accordance with generally accepted accounting principles consistently applied.

          (c) PLSGF. In the event that PLSGF suspends trading pursuant to its trading suspension policy (as set forth in the PLSGF Limited Partnership Agreement) and exhausts all of its assets to satisfy its obligations, AAI agrees to subscribe for the Shares and pay to ProFutures such amount as it may from time to time call pursuant to this Agreement, up to the PLSGF Subscription Amount (as defined). The PLSGF Subscription Amount shall be determined as of the first PLSGF Call Date and shall mean: (i) the PLSGF Net Worth Requirement as of such date; minus (ii) the net worth of ProFutures (excluding AAI's obligations under this Agreement) as of such date, as determined by ProFutures' regularly employed independent certified public accountants in accordance with generally accepted accounting principles consistently applied.

          (d) PSAT. In the event that PSAT suspends trading pursuant to its trading suspension policy (as set forth in the PSAT Trust Agreement) and exhausts all of its assets to satisfy its obligations, AAI agrees to subscribe for the Shares and pay to ProFutures such amount as it may from time to time call pursuant to this Agreement, up to the PSAT Subscription Amount (as defined). The PSAT Subscription Amount shall be determined as of the first PSAT Call Date and shall mean: (i) the PSAT Net Worth Requirement as of such date; minus (ii) the net worth of ProFutures (excluding AAI's obligations under this Agreement) as of such date, as determined by ProFutures' regularly employed independent certified public accountants in accordance with generally accepted accounting principles consistently applied.

      2. Calls with Respect to Multiple Funds. In the event that ProFutures makes a call pursuant to two or more of (a) through (d) above, the aggregate subscription requirement with respect to all such Funds shall not exceed the highest Subscription Amount of any such Fund.

      3. Amendment of Fund Net Worth Requirements. In the event that, at any time, the PDF Net Worth Requirement, the PLSGF Net Worth Requirement, the AAGF Net Worth Requirement or the PSAT Net Worth Requirement are reduced, ProFutures shall immediately notify AAI and this Agreement shall be deemed to be amended and restated, effective as of the date of such reduction, to reflect the change in such Fund's Net Worth Requirement.

      4. Termination of Brokerage Relationship. In the event that, at any time, AAI ceases to act as the exclusive futures commission merchant and clearing broker for any of the Funds, this Agreement shall be deemed to be amended and restated, effective as of the date of such reduction, to reflect the deletion of all references to such Fund(s).

      5. Preservation of Business. During the term of this Agreement, ProFutures shall operate only in the ordinary and usual course of business and shall attempt to preserve intact the present business organization, good will and advantageous relationships with the Funds, and shall not permit any action or omission which would cause any of its representations or warranties contained herein to become inaccurate or any of its covenants to be breached. Without limiting the generality of the foregoing, ProFutures will not, without the prior written consent of AAI which consent shall not be unreasonably withheld or delayed:

          (a) incur any obligation or enter into any contract which requires a payment by any party in excess of, or a series of payments which in the aggregate exceed, $250,000 or provides for the delivery of goods or performance of services, or any combination thereof, having a value in excess of $250,000 other than contracts entered into in the ordinary course of ProFutures' business consistent with past practice;

          (b) sell, transfer, convey, assign or otherwise dispose of any of its material assets or properties with a value in excess of $100,000, except to existing affiliated companies for which notice will be provided to AAI.

          (c) waive, release or cancel any material claims against third parties or material debts owing to it, or any rights which are in excess of $100,000;

          (d) authorize for issuance, issue, sell, deliver or agree or commit to issue, sell or deliver (whether through the issuance or granting of options, warrants, convertible or exchangeable securities, commitments, subscriptions, rights to purchase or otherwise) any shares of capital stock or any other securities of ProFutures, or amend any of the terms of any such capital stock or other securities;

          (e) split, combine, or reclassify any shares of its capital stock, declare any stock dividend in respect of its capital stock, or redeem or otherwise acquire any capital stock or other securities of ProFutures;

          (f) make any borrowings, incur any debt (other than trade payables in the ordinary course of business and consistent with past practice), or assume, guarantee, endorse (except for the negotiation or collection of negotiable instruments in the ordinary course of business and consistent with past practice) or otherwise become liable (whether directly, contingently or otherwise) for the obligations of any other person, or make any payment or repayment in respect of any indebtedness (other than trade payables and accrued expenses in the ordinary course of business and consistent with past practice) in excess of $250,000;

          (g) make any loans, advances or capital contributions to, or investments in, any other person, except in the ordinary course of business consistent with past practices in excess of $100,000;

          (h) acquire, lease or encumber any assets outside the ordinary course of business or any assets in excess of $100,000;

          (i) pay any material amount, perform any material obligation or agree to pay any material amount or perform any material obligation, in settlement or compromise of any suits or claims of liability against ProFutures or any of its directors, officers, controlling persons, employees or agents. For purposes of this section, material is defined as an amount in excess of $100,000; or

          (j) terminate (other than an expiration), modify, amend or otherwise alter or change any of the terms or provisions of any agreement with a Fund.

      6. Maintenance of Insurance. The Company shall continue to carry insurance with substantially the same coverages and in reasonable amounts as currently in effect, and shall use reasonable best efforts not to allow any breach, default, termination or cancellation of such insurance policies or agreements to occur or exist.

      7. ProFutures' Activities. ProFutures agrees, for so long as this Agreement is in effect, not to engage, without the prior written consent of AAI, in any activities unrelated to its current activities of being: (a) a commodity trading advisor; (b) general partner of PLSGF, AAGF and PDF; and (c) managing owner of PSAT. Further, ProFutures agrees that AAI shall be its sole clearing broker for all funds owned or controlled by ProFutures. ProFutures shall use best efforts to conserve capital and avoid expenses to the extent feasible to minimize the need of ProFutures to require AAI to purchase the Shares. ProFutures also agrees to cooperate in good faith with AAI in the conduct of its affairs including, without limitation, its full cooperation in responding to any reasonable request for information by AAI.

      8. AAI's Activities. AAI hereby agrees that it shall: (a) not purchase or otherwise acquire any units of limited partnership interest or beneficial interest of any of the Funds and (b) provide all information which in the opinion of counsel for ProFutures is reasonably required for ProFutures to comply with federal and state securities and tax laws, subject to ProFutures maintaining strict confidentiality as to the information so provided.

      9. Bank Holding Company Act. In the event a subscription payment is called by ProFutures pursuant to Section 1, ProFutures agrees that it will (i) operate each Fund in compliance with the Bank Holding Company Act of 1956, as amended ("BHCA"), (ii) liquidate and prohibit the Funds from establishing any positions that, in the reasonable judgment of AAI, may not be held by such Funds under the BHCA, and (iii) upon AAI's request, cause the Funds to make, constitute and appoint AAI as an attorney-in-fact of such Funds with the power to liquidate any positions that in the reasonable judgment of AAI may not be held by such Funds under the BHCA. ProFutures and AAI acknowledge and agree that such positions shall be liquidated in a commercially reasonable manner consistent with ProFutures' fiduciary duties to such Funds.

     10. Representations and Warranties of ProFutures. ProFutures represents, warrants and covenants to AAI as follows:

          (a) ProFutures is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Texas, and has all requisite corporate power and authority to carry on its business as proposed to be conducted.

          (b) True, accurate and complete copies of ProFutures' certificate or articles of incorporation and bylaws are attached hereto as Exhibit B.

          (c) ProFutures has all requisite legal and corporate power to enter into this Agreement, to issue the Shares and to perform its other obligations under the terms of this Agreement.

          (d) The Shares shall, when issued, have been duly authorized and, upon receipt of the purchase price therefor, will be (i) validly issued, fully paid and nonassessable, (ii) free of preemptive rights and (iii) free and clear of any and all liens.

          (e) ProFutures has taken all corporate action necessary for its authorization, execution, and delivery of, and its performance under, this Agreement.

          (f) This Agreement constitutes a legal, valid and binding obligation of ProFutures, enforceable against ProFutures in accordance with its terms, except that enforceability may be limited by (i) bankruptcy, insolvency or other laws affecting the enforcement of creditors' rights generally and (ii) general principles of equity regardless of whether such enforceability is considered in a proceeding in equity or at law.

          (g) The issuance of a Certificate shall constitute a representation and warranty by ProFutures that the information contained therein is true and complete as of the date of issuance.

     11. Representations and Warranties of AAI. AAI represents and warrants to ProFutures as follows (which representations and warranties shall be deemed to be repeated at each Call Date and Closing Date):

          (a) AAI is a corporation duly incorporated, validly existing and in good standing under the laws of the State of New York and has all requisite corporate power and authority to carry on its business as conducted on the date hereof.

          (b) AAI has taken all actions required for its authorization, execution, and delivery of, and its performance under, this Agreement.

          (c) This Agreement constitutes a valid and binding obligation of AAI, enforceable against AAI in accordance with its terms, except that enforceability may be limited by (i) bankruptcy, insolvency or other laws affecting the enforcement of creditors' rights generally and (ii) general principles of equity regardless of whether such enforceability is considered in a proceeding in equity or at law.

     12. Conditions to AAI's Obligations at each Call Date and Closing Date. AAI's obligation to purchase the Shares at the Closing is subject to the fulfillment at each Call Date and Closing Date of the following conditions:

          (a) The representations and warranties made by ProFutures herein shall be true and correct when made, and shall be deemed to be repeated at each Call Date and Closing Date;

          (b) ProFutures shall have performed all obligations and conditions herein required to be performed or observed by it on or prior to the Call Date and all documents incident thereto shall be satisfactory in form and content to AAI and its counsel;

          (c) The conditions to the call set forth in Section 1 shall have been met and the Certificate shall have been duly executed and delivered;

          (d)  The Shares shall have been delivered to AAI.

          (e) Information Requirements of ProFutures. During the term of this Agreement, AAI shall have the right, upon reasonable notice and during normal business hours, to review and, at its expense, copy the books and records of ProFutures at the offices of ProFutures. In addition, ProFutures shall furnish to AAI:

          (f) The Subscription Amount of each Fund on the date hereof, within twenty (20) days of each month-end, and upon reasonable request by AAI;

          (g)  Immediate notice of a suspension of trading in any Fund;

          (h) Immediate notice in the event that any of the Funds' assets have declined as of the close of business on any business day to a level less than 80% of the net assets of such Fund at the end of the preceding month (adjusted for contributions, redemptions and distributions);

          (i) Quarterly and annual unaudited financial statements and annual and other audited statements of ProFutures, promptly following their completion;

          (j) A monthly statement of the net worth of ProFutures (excluding AAI's obligations under this Agreement) determined in accordance with generally accepted accounting principles consistently applied, within twenty (20) days of each month-end;

          (k) Copies of all regulatory notices, complaints, legal actions or proceedings, and other claims involving or in any way relating to ProFutures or any Fund including, without limitation, claims by any limited partner or unitholder, as the case may be, of a Fund, as soon as practicable following filing or receipt thereof by ProFutures;

          (l) Copies of all financial statements required to be delivered to participants in the Funds pursuant to the rules of the Commodity Futures Trading Commission or National Futures Association, promptly and in no event later than the date of distribution to the participants in the Fund; and

          (m) Copies of marketing material used in connection with any Fund, promptly following their use.

     13. Other Conditions. In the event ProFutures either makes a general assignment of its assets to creditors under applicable state law; is placed into receivership under any governing state or federal law; or made subject to any foreign insolvency proceeding, this Agreement shall terminate without any further notice or action of AAI being necessary or required (collectively, an "Insolvency Event"); provided, however, that AAI, in its sole and absolute discretion, may elect within ten (10) days of receipt of written notice of an Insolvency Event to continue the term of the Agreement by providing written notice of such election to ProFutures (and any assignee or receiver, as the case may be), subject to whatever additional or other terms and conditions as AAI may reasonably request. In the event an order for relief is entered against ProFutures under any chapter of Title 11 of the United States Code, (the "Bankruptcy Code") and a case is commenced in a United States Bankruptcy Court (a "Bankruptcy Proceeding"), ProFutures or (if applicable) its trustee may request, but shall not be entitled to require, cash contributions from AAI under this Agreement. AAI, in its sole and absolute discretion, may elect to make such cash contribution in the Bankruptcy Proceeding, subject to satisfaction of the following conditions: First, in lieu of issuing any shares in exchange for such a requested cash contribution, ProFutures or (if applicable) its trustee shall obtain entry of an order under Section 363 of the Bankruptcy Code, in form and substance satisfactory to AAI (the "Sale Order") authorizing the sale to AAI of so much of the assets of the estate of ProFutures as AAI determines in its reasonable discretion to have a value that is at least equal in amount to the cash contribution that it has agreed to make (the "Purchase Price"). Second, any assets so transferred to AAI in consideration for the Purchase Price shall be conveyed pursuant to Section 363 of the Bankruptcy Code free and clear of all liens, claims or encumbrances. Third, the Sale Order shall provide a finding that AAI is a "good faith" purchaser and is entitled to the protections of Section 363(m). Fourth, AAI shall be entitled to reasonable overbid procedures in connection with any such asset sale, including, but not necessarily limited to entry of an order in the Bankruptcy Proceeding authorizing ProFutures to reimburse AAI, as an administrative expense under Section 503(b) of the Bankruptcy Code, for any fees, costs or expenses, including attorneys' fees, reasonably incurred by AAI in connection with its offer to pay the Purchase Price.

     14.  Term.  This Agreement shall continue in effect for a period of one
(1) year from the date hereof and shall be automatically renewed for additional one (1) year terms. Notwithstanding the foregoing, (i) either party may terminate this Agreement at any time after having given the other party at least sixty (60) days' prior written notice of its intent to terminate, and
(ii) AAI may, in its sole discretion, terminate this Agreement immediately following a capital call made pursuant to Section 1 hereof, provided that AAI's obligation to make payment pursuant to such call shall survive the termination of this Agreement. In the event of any such termination, AAI will provide ProFutures with prompt written notice.

     15. Amendments; Waiver; Assignments; Beneficiaries. Except as otherwise provided in Section 3 and Section 4 above, none of the provisions of this Agreement may be amended or waived except by a written instrument duly executed by the party to be charged therewith. No waiver of any right or remedy or any breach of or default under any provision of this Agreement shall constitute a waiver of any other right or remedy for any breach of or default under any other provision or of any other breach of or default under the same provision. This Agreement may not be assigned by either party without the prior written consent of the other, and any attempted assignment without such consent shall be void. No change in ownership of either party shall in any way affect its obligation hereunder. This Agreement and the conditions and provisions hereof are intended to be and are for the sole and exclusive benefit of the parties hereto and their respective successors and assigns and for the benefit of no other person or entity.

     16. Governing Law; Jurisdiction; Venue. This Agreement shall be governed by and construed in accordance with the laws of the State of Illinois (excluding conflict of laws principles). All disputes, claims, actions or proceedings arising directly or indirectly from or in connection with this Agreement shall be litigated only in a court located in the State of Illinois. The parties hereby consent and submit to the jurisdiction of any state or federal court located in the County of Cook, State of Illinois. The parties hereby waive any right to transfer or change the venue of any such litigation.

     17. Notices. Any notices required or desired to be given under this Agreement shall be given in writing and shall be effective when given personally on the date delivered or, when given by mail, overnight courier or facsimile (provided receipt of the latter is orally confirmed), upon the date of receipt, addressed as follows (or to such other address as the party entitled to notice shall hereafter designate in accordance with the terms hereof):

               If to ProFutures:

                    ProFutures, Inc.
                    11612 Bee Cave Road - Suite 100
                    Austin, Texas  78738
                    Attn:  Gary D. Halbert, President
                    Fax:
                        ------------------------------

               If to AAI:

                    ABN AMRO Incorporated
                    208 South LaSalle Street
                    Chicago, Illinois  60604
                    Attn:  Ben A. Witt, President
                    Fax:  (312)
                               -----------------------

               with a mandatory copy to:

                    ABN AMRO Incorporated
                    208 South LaSalle Street
                    Chicago, Illinois  60604
                    Attn:  Maureen Guilfoile
                    Fax:  (312) 855-5284


     18. Severability of this Agreement. In case any provision of this Agreement shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

     19. Counterparts. This Agreement may be executed in any number of counterparts, all of such counterparts together to be deemed one instrument.

     20. Captions. Any captions appearing in this Agreement are inserted as a matter of convenience and for reference only and shall not define, limit, or describe the scope and intent of this Agreement or any of the provisions hereof.

     21. Entire Agreement; Prior Agreements. This Agreement contains the entire understanding of the parties with respect to the subject matter hereof and supersedes all prior agreements and understandings (written and oral) of the parties in connection herewith.

     IN WITNESS WHEREOF, the parties have duly caused this Agreement to be executed and delivered by their duly authorized agents as of the date first above written.

                                  ABN AMRO INCORPORATED



                                   By:
                                      ------------------------------------

                                   Name:
                                        ----------------------------------

                                   Title:
                                         ---------------------------------



                                   PROFUTURES, INC.



                                   By:
                                      ------------------------------------
                                      Gary D. Halbert, President



                                                                      EXHIBIT A

                                   CERTIFICATE



     ProFutures, Inc. ("ProFutures") hereby certifies to ABN AMRO Incorporated ("AAI") pursuant to the Amended and Restated Stock Subscription Agreement dated
as of                           , 2002 by and between ProFutures and AAI (the
"Subscription Agreement") as follows:

      1. Its Certificate or Articles of Incorporation and By-laws attached to the Agreement as Exhibit B have not been amended in any respect and remain in full force and effect as of the date hereof.

      2. The representations and warranties of ProFutures set forth in Section 11 of the Subscription Agreement are true and correct in all respects as of the date hereof.

      3. At the date hereof, ProFutures has performed, satisfied and complied with the covenants, agreements and conditions required by the Subscription Agreement to be performed or satisfied by it or with which it is required to be in compliance.

      4. The undersigned represents and warrants that the following conditions to the call have been met:

          (a)  The Fund to which the call relates is
(the "Call Fund");

          (b) The Call Fund suspended trading in accordance with its trading suspension policy (as set forth in its limited partnership agreement or trust
agreement) on                               , 20    ;

          (c) The Call Fund has exhausted all of its assets to satisfy its obligations;

          (d) The net worth of ProFutures (excluding AAI's obligations under the Subscription Agreement) as of the date hereof, as determined by ProFutures' regularly employed independent certified public accountants in accordance with
generally accepted accounting principles consistently applied is $            .

          (e)  Subject to paragraph 5 hereof, the Subscription Amount
determined as of the date hereof is $            (which amount is equal to:
(i) the Call Fund's Net Worth Requirement as of the Fund's first Call Date; minus (ii) the net worth of ProFutures (excluding AAI's obligations under the Subscription Agreement) as of such date, as determined by ProFutures' regularly employed independent certified public accountants in accordance with generally accepted accounting principles consistently applied.

      5. The Subscription Amount shall in no event exceed: (i) $7,000,000, if the Call Fund is either ProFutures Diversified Fund, L.P. or Alternative Asset Growth Fund, L.P.; or (ii) $1,000,000 if the Call Fund is either ProFutures Long/Short Growth Fund, L.P. or ProFutures Strategic Allocation Trust. In the event that ProFutures makes a call with respect to two or more Funds, the aggregate subscription requirement with respect to all such Call Funds shall not exceed the highest Subscription Amount of any such Call Fund.

      6. Capitalized terms used herein but not defined herein have the same meaning as in the Subscription Agreement.

     IN WITNESS WHEREOF, the undersigned has caused this Certificate to be
executed by its duly authorized officer on this      day of                  ,
20    .


                                   PROFUTURES, INC.



                                   By:
                                      ------------------------------------

                                   Name:
                                        ----------------------------------

                                   Title:
                                         ---------------------------------



                                EXHIBIT 99.1


                   CERTIFICATION PURSUANT TO SECTION 1350 OF
               CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE
               ------------------------------------------------


I, Gary D. Halbert, the President of ProFutures, Inc. as general partner of ProFutures Diversified Fund, L.P., certify that (i) the Form 10Q for the quarter ended June 30, 2002 of ProFutures Diversified Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10Q for the quarter ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Diversified Fund, L.P.

                                       PROFUTURES DIVERSIFIED FUND, L.P.
                                       By:  ProFutures, Inc., general partner



                                       By:  /s/ Gary D. Halbert
                                            ---------------------------------
                                            Gary D. Halbert
                                            President
                                            August 13, 2002



                                EXHIBIT 99.2


                   CERTIFICATION PURSUANT TO SECTION 1350 OF
               CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE
               ------------------------------------------------


I, Debi B. Halbert, the Chief Financial Officer of ProFutures, Inc. as general partner of ProFutures Diversified Fund, L.P., certify that (i) the Form 10Q for the quarter ended June 30, 2002 of ProFutures Diversified Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10Q for the quarter ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Diversified Fund, L.P.

                                       PROFUTURES DIVERSIFIED FUND, L.P.
                                       By:  ProFutures, Inc., general partner



                                       By:  /s/ Debi B. Halbert
                                            ---------------------------------
                                            Debi B. Halbert
                                            Chief Financial Officer
                                            August 13, 2002