Form 10-Q
period 2002-09-30
PROFUTURES DIVERSIFIED FUND L P
filed 2002-11-14
CIK 812192

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

      Re:  ProFutures Diversified Fund, L.P.
           Commission File Number 0-16898

Dear Sirs:

This filing contains Form 10-Q for the quarter ended September 30, 2002.

                                  Very truly yours,



                                  PROFUTURES DIVERSIFIED FUND, L.P.



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

      X  Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

             For the Quarter Ended September 30, 2002
                          --------------

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

                                Yes  X
                                No


Indicate by check mark whether the registrant is an accelerated filer (as Defined in Rule 12b-2 of the Exchange Act).

                                Yes
                                No   X



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.


                 PROFUTURES DIVERSIFIED FUND, L.P.
                 STATEMENTS OF FINANCIAL CONDITION
  September 30, 2002 (Unaudited) and December 31, 2001 (Audited)
                            -----------



                                        September 30,    December 31,
                                             2002           2001
                                             ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                 $32,494,103     $33,194,404
    Unrealized gain on open contracts      2,232,342       1,673,933
                                         -----------     -----------

            Deposits with broker          34,726,445      34,868,337

  Cash                                         3,058           1,115
                                         -----------     -----------

            Total assets                 $34,729,503     $34,869,452
                                         ===========     ===========

LIABILITIES
  Accounts payable                       $    23,066     $    22,660
  Commissions and other trading fees
    on open contracts                         45,425          57,380
  Incentive fees payable                     925,453               0
  Management fees payable                    327,011         355,932
  Redemptions payable                         91,101         649,685
                                         -----------     -----------
            Total liabilities              1,412,056       1,085,657
                                         -----------     -----------
PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 225 units
    outstanding at September 30, 2002
    and December 31, 2001                    519,630         458,665
  Limited Partners - 14,199 and
    16,345 units outstanding
    at September 30, 2002 and
    December 31, 2001                     32,797,817      33,325,130
                                         -----------     -----------
            Total partners' capital
             (Net Asset Value)            33,317,447      33,783,795
                                         -----------     -----------
                                         $34,729,503     $34,869,452
                                         ===========     ===========


                         See accompanying notes.



                    PROFUTURES DIVERSIFIED FUND, L.P.
                    CONDENSED SCHEDULE OF INVESTMENTS
                             September 30, 2002
                                 (Unaudited)
                                 -----------



LONG FUTURES CONTRACTS
----------------------

                                                                 % of Net
             Description                                Value   Asset Value
             -----------                                -----   -----------

             Agricultural                            $  262,047     0.79 %
             Currency                                   180,950     0.54 %
             Energy                                     249,336     0.75 %
             Interest rate                            1,365,208     4.10 %
             Metal                                        5,138     0.01 %
             Stock index                                 (7,227)   (0.02)%
                                                     ----------    -------

             Total long futures contracts            $2,055,452     6.17 %
                                                     ----------    -------


SHORT FUTURES CONTRACTS
-----------------------

             Agricultural                            $    7,738     0.02 %
             Currency                                   (77,680)   (0.23)%
             Interest rate                              (19,331)   (0.06)%
             Metal                                       31,912     0.10 %
             Stock index                                234,251     0.70 %
                                                     ----------    -------

             Total short futures contracts           $  176,890     0.53 %
                                                     ----------    -------

             Total futures contracts                 $2,232,342     6.70 %
                                                     ==========    =======


                         See accompanying notes.



                    PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
         For the Three Months Ended September 30, 2002 and 2001
                               (Unaudited)
                               -----------



                                              Three Months Ended
                                                 September 30,
                                            2002              2001
                                            ----              ----
INCOME
  Trading gains (losses)
    Realized                           $  6,438,226      $  2,298,532
    Change in unrealized                    (61,791)        1,503,733
                                       ------------      ------------
            Gain from trading             6,376,435         3,802,265

  Interest income                           139,621           297,712
                                       ------------      ------------
            Total income                  6,516,056         4,099,977
                                       ------------      ------------
EXPENSES
  Brokerage commissions                     223,250           368,295
  Incentive fees                            925,452           257,298
  Management fees                           541,120           595,530
  Operating expenses                         44,335            40,025
                                       ------------      ------------
            Total expenses                1,734,157         1,261,148
                                       ------------      ------------
            NET INCOME                 $  4,781,899      $  2,838,829
                                       ============      ============

NET INCOME PER GENERAL AND
  LIMITED PARTNER UNIT
    (based on weighted average number
    of units outstanding during the
    period of 14,597 and 17,508,
    respectively)                      $     327.60      $     162.14
                                       ============      ============

INCREASE IN NET ASSET VALUE
  PER GENERAL AND LIMITED
  PARTNER UNIT                         $     327.39      $     164.26
                                       ============      ============


                        See accompanying notes.



                    PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
         For the Nine Months Ended September 30, 2002 and 2001
                               (Unaudited)
                               -----------



                                              Nine Months Ended
                                                September 30,
                                            2002              2001
                                            ----              ----
INCOME
  Trading gains
    Realized                           $  6,113,994      $  2,913,476
    Change in unrealized                    558,409           999,105
                                       ------------      ------------
            Gain from trading             6,672,403         3,912,581

  Interest income                           394,249         1,121,922
                                       ------------      ------------
            Total income                  7,066,652         5,034,503
                                       ------------      ------------
EXPENSES
  Brokerage commissions                     829,034           748,052
  Incentive fees                            981,268           656,539
  Management fees                         1,529,818         1,779,477
  Operating expenses                        123,380           127,613
                                       ------------      ------------
            Total expenses                3,463,500         3,311,681
                                       ------------      ------------
            NET INCOME                 $  3,603,152      $  1,722,822
                                       ============      ============

NET INCOME PER GENERAL AND
  LIMITED PARTNER UNIT
    (based on weighted average number
    of units outstanding during the
    period of 15,406 and 18,631,
    respectively)                      $     233.89      $      92.47
                                       ============      ============

INCREASE IN NET ASSET VALUE
  PER GENERAL AND LIMITED
  PARTNER UNIT                         $     271.00      $     103.34
                                       ============      ============


                        See accompanying notes.



                  PROFUTURES DIVERSIFIED FUND, L.P.
    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
       For the Nine Months Ended September 30, 2002 and 2001
                             (Unaudited)
                             -----------



                            Total              Partners' Capital
                          Number of   --------------------------------------
                            Units       General     Limited       Total
                          ---------   ----------  ------------  ------------

Balances at
   December 31, 2001        16,570    $  458,665  $ 33,325,130  $ 33,783,795

Net income for the
 nine months ended
 September 30, 2002                       60,965     3,542,187     3,603,152

Redemptions                 (2,146)            0    (4,069,500)   (4,069,500)
                            ------    ----------  ------------  ------------

Balances at
 September 30, 2002         14,424    $  519,630  $ 32,797,817  $ 33,317,447
                            ======    ==========  ============  ============

Balances at
   December 31, 2000        19,974    $  455,817  $ 40,014,820  $ 40,470,637

Net income for the
 nine months ended
 September 30, 2001                       23,248     1,699,574     1,722,822

Redemptions                 (2,920)            0    (5,876,945)   (5,876,945)
                            ------    ----------  ------------  ------------

Balances at
 September 30, 2001         17,054    $  479,065  $ 35,837,449  $ 36,316,514
                            ======    ==========  ============  ============

Net asset value
 per unit at
  December 31, 2000                        $  2,026.18
                                           ===========
  September 30, 2001                       $  2,129.52
                                           ===========
  December 31, 2001                        $  2,038.84
                                           ===========
  September 30, 2002                       $  2,309.84
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

     G.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2002, and the results of operations for the three and nine months ended September 30, 2002 and 2001.

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

         ProFutures, Inc. has callable subscription agreements with ABN AMRO Incorporated (ABN), the Partnership's primary broker, whereby ABN has subscribed to purchase (up to $7,000,000 subject to conditions set forth in the subscription agreement as amended effective May 20, 2002) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner's net worth requirements.



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

         Total management fees earned by ProFutures, Inc. for the nine months ended September 30, 2002 and 2001 were $689,384 and $853,673, respectively. Such management fees earned for the three months ended September 30, 2002 and 2001 were $245,543 and $269,980, respectively. Management fees payable to ProFutures, Inc. as of September 30, 2002 and December 31, 2001 were $84,961 and $86,255, respectively.

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



                     PROFUTURES DIVERSIFIED FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2002 and 2001. This information has been derived from information presented in the financial statements.

                                                       Three months ended
                                                          September 30,
                                                       2002          2001
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $1,982.45     $1,965.26
                                                     ---------     ---------

         Income (loss) from operations:
           Net investment (loss) (1), (3)               (93.95)       (33.99)
           Net realized and change in
             unrealized gain from
             trading (2), (3)                           421.34        198.25
                                                     ---------     ---------

                 Total income from operations           327.39        164.26
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $2,309.84     $2,129.52
                                                     =========     =========

         Total Return (4)                                16.51 %        8.36 %
                                                        =======       =======

         Supplemental Data

         Ratios to average net asset value: (5)
           Expenses prior to incentive fees (1)           7.48 %        7.23 %
           Incentive fees                                11.82 %        2.93 %
                                                        -------       -------

                 Total expenses (1)                      19.30 %       10.16 %
                                                        =======       =======

           Net investment (loss) (1)                    (17.51)%       (6.77)%
                                                        =======       =======


                                                        Nine months ended
                                                          September 30,
                                                       2002          2001
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $2,038.84     $2,026.18
                                                     ---------     ---------

         Income (loss) from operations:
           Net investment (loss) (1), (3)              (145.42)       (77.38)
           Net realized and change in unrealized
             gain from trading (2), (3)                 416.42        180.72
                                                     ---------     ---------

                 Total income from operations           271.00        103.34
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $2,309.84     $2,129.52
                                                     =========     =========

         Total Return (4)                                13.29 %        5.10 %
                                                        =======       =======

         Supplemental Data

         Ratios to average net asset value: (5)
           Expenses prior to incentive fees (1)           7.27 %        6.81 %
           Incentive fees                                 4.32 %        2.34 %
                                                        -------       -------

                 Total expenses (1)                      11.59 %        9.15 %
                                                        =======       =======

           Net investment (loss) (1)                     (9.86)%       (5.14)%
                                                        =======       =======

           Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.


         -------------------
         (1)  Excludes brokerage commissions and other trading fees.
         (2)  Includes brokerage commissions and other trading fees.
         (3) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount for the nine months ended September 30, 2002 differs from the calculation of net trading gain per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.
         (4)  Not annualized.
         (5)  Annualized.



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

         The Partnership's offering of Units of Limited Partnership Interest terminated in 1995.

     C. RESULTS OF OPERATIONS: The Partnership's net income (loss) for the nine months ended September 30, 2002 and 2001 consisted of the following:

                                                        2002          2001
                                                        ----          ----

              Three months ended March 31           $(2,720,355)  $ 1,346,582
              Three months ended June 30              1,541,608    (2,462,589)
              Three months ended September 30         4,781,899     2,838,829
                                                    -----------   -----------

                 Nine months ended September 30     $ 3,603,152   $ 1,722,822
                                                    ===========   ===========


         As of September 30, 2002, 14,424 Units are outstanding, including 225 General Partner Units, with an aggregate Net Asset Value of $33,317,447 ($2,309.84 per Unit). This represents a decrease in Net Asset Value of $466,348 compared with December 31, 2001. The decrease is caused by redemptions of limited partner units offset by net income.

         As of September 30, 2001, 17,054 Units are outstanding, including 225 General Partner Units, with an aggregate Net Asset Value of $36,316,514 ($2,129.52 per Unit). This represents a decrease in Net Asset Value of $4,154,123 compared with December 31, 2000. The decrease is caused by redemptions of limited partner units offset by net income.

         Third Quarter 2002
         ------------------

         The futures markets continued to be volatile in the third quarter of 2002. The equity markets suffered losses during the quarter, which significantly impacted the commodities markets. The looming threat of war with Iraq also had an impact on the markets, especially oil and gas futures.

         In July, the Partnership gained 6.89%. There were gains in interest rates and stock indexes along with gains in certain agricultural commodities. These gains were partially offset by losses in the energy complex and metals.

         In August, the Partnership gained another 3.87%. Again, there were gains in interest rate markets. There were also gains in energy, precious metals, grains and livestock. There were losses in foreign currencies, stock index futures, and base metals.

         In September, the Partnership had yet another gain of 4.94%. There were gains in interest rates along with gains in stock indexes and energy. There were losses in precious metals.

         The had a total return of 16.51% for the quarter and 13.29% for the nine months ended September 30, 2002. For the third quarter 2002, the majority of the Partnership's trading gains were in interest rate futures and stock index futures and the largest loss was in foreign currencies.

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

         Third Quarter 2001
         ------------------

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

         Market and Credit Risk
         ----------------------

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There has been no material change during the three and nine months ended September 30, 2002, in the sources of the Partnership's exposure to market risk. The relationship of the total Value at Risk as a percentage of total capitalization changed in the first quarter from 12.8% at December 31, 2001 to 19.2% at March 31, 2002, to 16.1% at
         June 30, 2002 and in the third quarter to 12.04% at September 30, 2002.

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



Item 4.  Controls and Procedures.

ProFutures, Inc. as general partner of ProFutures Diversified Fund, L.P., with the participation of the general partner's President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in the general partner's internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of their evaluation.



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

         Exhibits filed herewith:

         99.1 Form of Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

         99.2 Form of Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.



CERTIFICATIONS
--------------



I, Gary D. Halbert, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ProFutures Diversified Fund, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002
       ----------------------------------



/s/ Gary D. Halbert
-----------------------------------------
Gary D. Halbert, President
ProFutures, Inc., General Partner




I, Debi B. Halbert, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ProFutures Diversified Fund, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002
       ----------------------------------



/s/ Debi B. Halbert
-----------------------------------------
Debi B. Halbert, Chief Financial Officer
ProFutures, Inc., General Partner



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


                                  PROFUTURES DIVERSIFIED FUND, L.P.
                                  (Registrant)



                                  /s/ Gary D. Halbert
                                  ---------------------------------
                                  Gary D. Halbert, President
                                  ProFutures, Inc., General Partner
                                  ProFutures Diversified Fund, L.P.



                                EXHIBIT 99.1


                   CERTIFICATION PURSUANT TO SECTION 1350 OF
               CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE
               ------------------------------------------------



I, Gary D. Halbert, the President of ProFutures, Inc. as general partner of ProFutures Diversified Fund, L.P., certify that (i) the Form 10-Q for the quarter ended September 30, 2002 of ProFutures Diversified Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Diversified Fund, L.P.

                                       PROFUTURES DIVERSIFIED FUND, L.P.
                                       By:  ProFutures, Inc., general partner



                                       By:  /s/ Gary D. Halbert
                                            ---------------------------------
                                            Gary D. Halbert
                                            President
                                            November 13, 2002



                                EXHIBIT 99.2


                   CERTIFICATION PURSUANT TO SECTION 1350 OF
               CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE
               ------------------------------------------------



I, Debi B. Halbert, the Chief Financial Officer of ProFutures, Inc. as general partner of ProFutures Diversified Fund, L.P., certify that (i) the Form 10-Q for the quarter ended September 30, 2002 of ProFutures Diversified Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Diversified Fund, L.P.

                                       PROFUTURES DIVERSIFIED FUND, L.P.
                                       By:  ProFutures, Inc., general partner



                                       By:  /s/ Debi B. Halbert
                                            ---------------------------------
                                            Debi B. Halbert
                                            Chief Financial Officer
                                            November 13, 2002