Form 10-K
period 2002-12-31
PROFUTURES DIVERSIFIED FUND L P
filed 2003-03-28
CIK 812192

March 26, 2003


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

     Re:  ProFutures Diversified Fund, L.P.
          Commission File #0-16898

Dear Sirs:

The filing contains Form 10-K for the year ended December 31, 2002.

                        Very truly yours,

                        ProFutures Diversified Fund, L.P.



                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 2002
                            -----------------

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

Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporation by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [ ]   No [X]

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


                                  PART I


Item 1.  Business.

General
-------

  ProFutures Diversified Fund, L.P. (the "Partnership") is a limited partnership organized on March 10, 1987, under the laws of the State of Delaware. The business of the Partnership is the speculative trading of futures contracts and other financial instruments. The Partnership commenced its business operation in August 1987 under the name ATA Research/ProFutures Diversified Fund, L.P. Effective June 1, 2000, the Partnership changed its name from ATA Research/ ProFutures Diversified Fund, L.P. to ProFutures Diversified Fund, L.P. Effective October 1, 2000, ATA Research, Inc., the Partnership's co-general partner, withdrew as co-general partner. ProFutures, Inc. remains as the sole General Partner.

  The office of the Partnership is located at 11612 Bee Cave Road, Suite 100, Austin, Texas 78738; the telephone number is (800) 348-3601.

Trading Activity
----------------

  ProFutures, Inc., a Texas corporation, is the General Partner of the Partnership which administers the business and affairs of the Partnership (exclusive of its trading operations). Trading decisions are made by independent Commodity Trading Advisors chosen by the General Partner. At December 31, 2002, there are four Commodity Trading Advisors: Campbell & Company, Inc., Grinham Managed Funds Pty. Ltd., Quay Capital Management Limited and Winton Capital Management Limited (collectively, the "Advisors"). All advisory fees are paid by the Partnership. Advisors may be changed from time to time by the General Partner.

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

  None of the Advisors or their respective principals own any Units of the Partnership. The Partnership's Advisors are independent Commodity Trading Advisors and are not affiliated with the General Partners; however, they also may be Advisors to other commodity pools with which the General Partner is currently associated and may own an interest in those pools. Each Advisor is registered with the CFTC and is a member in such capacity with the NFA. Because of their confidential nature, proprietary trading records of the Advisors and their respective principals are not available for inspection by the Limited Partners of the Partnership.

Fees, Compensation and Expenses
-------------------------------

  The General Partner(s) receive monthly management fees paid by the Partnership. ProFutures, Inc. receives 1/4 of 1% (3% annually) of month-end Net Asset Value. ATA Research, Inc. received 1/12 of 1% (1% annually) of month-end Net Asset Value through May 31, 2000.

  Effective June 1, 2000, Kenmar Global Strategies Inc. (Kenmar) serves as a consultant and performs similar functions as those previously performed by ATA. Kenmar assists the General Partner in making decisions about which commodity trading advisors to hire, the allocations among the advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar receives a monthly management fee of 1/12 of 1% (1% annually) of month-end Net Asset Value.

  The current Advisors receive management fees ranging from 1.5% to 2% annually of Allocated Net Asset Value (as defined in the trading advisory contracts). Each of the four Advisors receives a quarterly incentive fee of 20% of Trading Profits (as defined). The quarterly incentive fees are payable only on cumulative profits achieved by each Advisor. For example, if one of the Advisors to the Partnership experiences a loss after an incentive fee payment is made, that Advisor retains such payments but receives no further incentive fees until such Advisor has recovered the loss and then generated subsequent Trading Profits since the last incentive fee was paid such Advisor. An incentive fee may be paid to one Advisor but the Partnership may experience no change or a decline in its Net Asset Value because of the performance of another Advisor. The General Partner may allocate or reallocate the Partnership's assets at any time among the current Advisors or any others that may be selected. Upon termination of an Advisor's contract, or at any other time in the discretion of the General Partner, the Partnership may employ other advisors whose compensation may be calculated without regard to the losses which may be incurred by the present Advisors. Similarly, the Partnership may renew its relationship with each Advisor on the same or different terms.

  Notional Funding Note: As of December 31, 2002, the Partnership has allocated notional funds to Advisors equal to approximately 50% of the Partnership's cash and/or other margin - qualified assets. Of course, this percentage may be higher or lower over any given 12 month period. The management fees paid to an Advisor, if any, are a percentage of the nominal account size of the account if an account had been notionally funded. The nominal account size is equal to a specific amount of funds initially allocated to an Advisor which increases by profits and decreases by losses in the account, but not by additions to or withdrawals of actual funds from the account. Some, but not all, Advisors are expected to be allocated notional funds, and not all of the Advisors allocated notional funds are expected to be paid management fees. Further, the amount of cash and/or other margin-qualified assets in an account managed by an Advisor will vary greatly at various times in the course of the Partnership's business, depending on the General Partner's general allocation strategy and pertinent margin requirements for the trading strategies undertaken by an Advisor.

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

Brokerage Arrangements
----------------------

  The General Partner, among other responsibilities, has the duty to select the brokerage firms through which the Partnership's trading will be executed.
  The General Partner has selected ABN AMRO Incorporated (ABN) as the Partnership's primary clearing broker. ABN is registered with the CFTC as a Futures Commission Merchant. It is a member of the NFA and a clearing member of the Chicago Board of Trade and the International Monetary Market of the Chicago Mercantile Exchange.

Financial Information About Industry Segments
---------------------------------------------

  The Partnership operates in only one industry segment, that of the speculative trading of futures contracts and other financial instruments. See also "Description of Futures Trading", pages 64 to 65 of the Prospectus dated July 31, 1994, which is incorporated herein by reference.

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

Financial Information About Foreign and Domestic Operations
-----------------------------------------------------------

  The Partnership does not expect to engage in any operations in foreign countries nor does it expect to earn any portion of the Partnership's revenue from customers in foreign countries.


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


Item 4.  Submission of Matters to a Vote of Security Holders.

  During the fiscal year ended December 31, 2002, no matters were submitted to a vote of the holders of Units of Limited Partnership Interest ("Units") through the solicitation of proxies or otherwise.


                                 PART II


Item 5. Market for the Registrant's Securities and Related Security Holder Matters.

  The Partnership has filed a registration statement with the Securities and Exchange Commission for the sale of up to $38,547,364 in Units of Limited Partnership Interest. Such registration statement became effective as of July 31, 1994. This offering was extended on January 31, 1995 and continued through April 30, 1995. On June 23, 1995, Post-Effective Amendment No. 3 was filed to deregister $20,721,920 of Units of Limited Partnership Interest. As of December 31, 2002, a total of 14,129 Units are outstanding and held by 1,051 Unit holders, including 225 Units held by the General Partner and its principals. During the calendar year 2002, a total of 2,441 Units were redeemed.

  The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to its Unit holders. The General Partner made no distributions as of December 31, 2002, or as of the date hereof. A Limited Partner may request and receive redemption of Units subject to restrictions in the limited partnership agreement.


Item 6.  Selected Financial Data.

  Following is a summary of certain financial information for the Partnership for the calendar years 2002, 2001, 2000, 1999 and 1998.

                                                      2002
                                                      ----

Realized Gains (Losses)                          $  6,268,491
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                      659,039
Interest Income                                       510,306
Management Fees                                     2,065,751
Incentive Fees                                      1,104,271
Net Income (loss)                                   3,057,896
General Partner Capital                               511,577
Limited Partner Capital                            31,618,764
Partnership Capital                                32,130,341
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     2,274.04
Net Income (loss) per Unit*                            201.95

                                                      2001
                                                      ----

Realized Gains (Losses)                          $  2,875,708
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                      365,300
Interest Income                                     1,309,764
Management Fees                                     2,385,535
Incentive Fees                                        656,540
Net Income (loss)                                     201,219
General Partner Capital                               458,665
Limited Partner Capital                            33,325,130
Partnership Capital                                33,783,795
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     2,038.84
Net Income (loss) per Unit*                             11.05

                                                      2000
                                                      ----

Realized Gains (Losses)                          $ (8,292,461)
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                   (2,089,239)
Interest Income                                     3,045,014
Management Fees                                     2,906,733
Incentive Fees                                      1,049,494
Net Income (loss)                                 (13,427,731)
General Partner Capital                               455,817
Limited Partner Capital                            40,014,820
Partnership Capital                                40,470,637
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     2,026.18
Net Income (loss) per Unit*                           (548.00)


                                                      1999
                                                      ----

Realized Gains                                   $  1,352,473
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                    2,464,741
Interest Income                                     3,582,696
Management Fees                                     4,167,022
Incentive Fees                                      1,765,210
Net Income (loss)                                  (1,300,309)
General Partner Capital                             1,075,348
Limited Partner Capital                            69,348,028
Partnership Capital                                70,423,376
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     2,515.07
Net Income (loss) per Unit*                            (41.89)


                                                      1998
                                                      ----

Realized Gains                                   $ 19,109,408
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                   (3,138,069)
Interest Income                                     4,335,995
Management Fees                                     4,309,041
Incentive Fees                                      4,355,728
Net Income (loss)                                   8,077,921
General Partner Capital                             1,111,029
Limited Partner Capital                            84,445,470
Partnership Capital                                85,556,499
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     2,559.49
Net Income (loss) per Unit*                            224.08


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


  (c) Results of Operations. The Partnership's net income (loss) for each quarter of the years ended December 31, 2002 and 2001 consisted of the following:

                           1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.
                             2002          2002          2002          2002
                           --------      --------      --------      --------

     Gain (loss) from
       trading           $ (2,009,484) $ 2,305,452   $ 6,376,435   $   255,127
     Total income (loss)   (1,876,416)   2,427,012     6,516,056       371,184
     Net income (loss)     (2,720,355)   1,541,608     4,781,899      (545,256)

     Net income (loss)
       per Unit               (167.32)      100.35        327.60        (37.99)
     Increase (decrease)
       in Net Asset Value
       per Unit               (162.38)      105.99        327.39        (35.80)

     Net Asset Value per
       Unit at end of
       period                1,876.46     1,982.45      2,309.84      2,274.04


                           1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.
                             2001          2001          2001          2001
                           --------      --------      --------      --------

     Gain (loss) from
       trading           $  1,975,768  $(1,865,452)  $ 3,802,265   $  (671,573)
     Total income (loss)    2,453,003   (1,518,477)    4,099,977      (483,731)
     Net income (loss)      1,346,582   (2,462,589)    2,838,829    (1,521,603)

     Net income (loss)
       per Unit                 68.31      (131.89)       162.14        (89.66)
     Increase (decrease)
       in Net Asset Value
       per Unit                 70.00      (130.92)       164.26        (90.68)

     Net Asset Value per
       Unit at end of
       period                2,096.18     1,965.26      2,129.52      2,038.84


  Due to the speculative nature of trading commodity interests, the Partnership's income or loss from operations may vary widely from period to period. Management cannot predict whether the Partnership's future Net Asset Value per Unit will increase or experience a decline.

  PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.


  Year Ended December 31, 2002
  ----------------------------

  2002 had net income of $3,057,896 or $201.95 per Unit. At December 31, 2002, partners' capital totaled $32,130,341, a net decrease of $1,653,454 from December 31, 2001 including capital redemptions of $4,711,350. Net Asset Value per Unit at December 31, 2002 amounted to $2,274.04, as compared to $2,038.84 at December 31, 2001, an increase of 11.54%.

  The net income for 2002 resulted primarily from trading gains in the foreign currencies and interest rates markets, partially offset by losses in the agricultural, energy, equities and metals markets.

  Fourth Quarter 2002
  -------------------

  The futures markets continued to be very volatile in the fourth quarter of 2002. The ongoing threat of war with Iraq, and its impact on the energy markets, caused much of the volatility. Gold prices soared in part due to this uncertainty, as well as uncertainty over economic prospects for the future. The equity markets were up, for the most part, at the end of the quarter.

  In October, the Partnership lost 6.66%. There were very large losses in interest rates, energy and foreign currencies. There were also smaller losses in other sectors.

  In November, the Partnership lost another 2.14%. There were gains in foreign currencies, base metals, and stock indexes but these were offset by losses in interest rates, energy and precious metals.

  In December, the Partnership had a gain of 7.79%. There were gains in interest rates, foreign currencies and energy which offset the losses in the base metals, equities and agricultural sectors.

  The Partnership finished the year with a gain of 11.54%. The volatility in the futures markets allowed some traders to capitalize on trends in various markets.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2002 and 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2002 and 2001, the Partnership's total capitalization was approximately
$32.1 million and $33.8 million, respectively.

                                December 31,               December 31,
                                    2002                       2001
                           ----------------------     ----------------------
                                          % of                       % of
                                          Total                      Total
                            Value at     Capital-      Value at     Capital-
   Market Sector              Risk       ization         Risk       ization
   -------------           ----------    -------      ----------    -------

   Agriculture             $  217,000      0.68%      $  660,000      1.9%
   Currencies                 584,000      1.82%         656,000      1.9%
   Energy and other           867,000      2.70%         453,000      1.3%
   Stock  indices             435,000      1.35%         907,000      2.7%
   Interest rates           1,963,000      6.11%       1,368,000      4.1%
   Metals                     205,000      0.64%         289,000      0.9%
                           ----------     -----       ----------     -----

        Total              $4,271,000     13.30%      $4,333,000     12.8%
                           ==========     ======      ==========     =====


The following table indicates the highest and lowest quarterly returns and the average and total annual returns for 2002 by market category based on trading gains and losses earned during the year. These returns are calculated based on the net asset value per unit at the beginning of the fiscal year 2002.

                                HIGH       LOW       AVERAGE      ANNUAL
                                ----       ---       -------      ------

   Agriculture                  1.27 %    (2.06)%     (0.18)%     (0.70)%
   Currencies                   8.76 %    (3.02)%      1.37 %      5.47 %
   Energy and Other             2.57 %    (0.05)%     (0.03)%     (0.13)%
   Stock Indices                3.84 %    (2.23)%     (0.08)%     (0.32)%
   Interest Rates              17.45 %    (0.42)%      5.32 %     21.27 %
   Metals                      (0.19)%    (1.35)%     (0.79)%     (3.15)%


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

The following were the primary trading risk exposures of the Partnership as of and during the year ended December 31, 2002, by market sector.

Stock Indices
-------------

The Partnership's primary equity exposure is to fluctuations in equity prices. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2002, the Partnership's exposure was to stock indices in the U.S., European, Australian and Asian markets. The General Partner anticipates that the Partnership will primarily be exposed to the risk of adverse price trends or static markets in the major U.S. and global equity indices.

Metals
------

The Partnership's primary metals market exposure is to fluctuations in the price of both precious and base metals. As of December 31, 2002, the Partnership's primary exposures were to copper, platinum, gold, silver, lead and zinc. The General Partner anticipates that the Partnership will continue to be exposed to the metals markets.

Agriculture
-----------

The Partnership's primary agriculture commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. The Partnership's agriculture commodities exposure was primarily to sugar, coffee, grains and soy bean products as of December 31, 2002. The General Partner anticipates that agriculture commodities such as meats and fibers may also be a potential market exposure.

Currencies
----------

The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades long and short positions in a large number of currencies, including cross-currency positions between two currencies other than the U.S. dollar. As of December 31, 2002, the Partnership's primary exposures were in Australian dollars, British Pounds, Japanese Yen and Euros. The General Partner anticipates that the risk profile of the Partnership's currency sector will predominantly relate to the U.S. and major European and Asian countries. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.

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


Item 8.  Financial Statements and Supplementary Data.

  Financial statements meeting the requirements of Regulation S-X are listed following this report. The Supplementary Financial information specified by
  Item 302 of Regulation S-K is included in Item 7(c), Results of Operations.


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


Item 11.  Executive Compensation.

  As discussed above, the Partnership does not have any officers, directors or employees. The General Partner received monthly management fees which aggregated $925,637 for 2002, or approximately 3% of the Partnership's Net Asset Value.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  (a) As of December 31, 2002, a total of 14,129 Units are issued and outstanding, representing 1 General Partner and 1,050 Limited
       Partners. The Partnership knows of no one person who owns beneficially more than 5% of the Units of Limited Partnership Interest.

  (b) The General Partner and its principals owned 225 Units as of December 31, 2002, having an aggregate value of $511,577, which is approximately 1.6% of the Net Asset Value of the Partnership.

  (c)  Changes in control.  None have occurred and none are expected.


Item 13.  Certain Relationships and Related Transactions.

  The Partnership's Prospectus, dated July 31, 1994, Pages 16-18, which is incorporated herein by reference, contains information concerning the relationships and transactions between the General Partner(s), the Clearing Broker and the Partnership.


Item 14.  Controls and Procedures.

  ProFutures, Inc. as general partner of ProFutures Diversified Fund, L.P. with the participation of the general partner's President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this annual report, and based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in the general partner's internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of their evaluation.


                                 PART IV


Item 15.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

  (a)(1)  Financial Statements.

          See Index to Financial Statements on page F-1.

          The Financial Statements begin on page F-3.

  (a)(2) Schedules are omitted for the reason that all required information is contained in the financial statements included in (a)(1) above or are not applicable.

  (a)(3)  Exhibits as required by Item 601 of Regulation S-K.

          *1.1          Form of Selling Agreement between the Partnership and
                        ProFutures Financial Group, Inc.
          *1.2          Form of Additional Selling Agents Agreement between
                        ProFutures Financial Group, Inc. and certain
                        Additional Selling Agents.
          *3.1          Agreement of Limited Partnership (attached to the
                        Prospectus as Exhibit A).
          *3.2          Subscription Agreement and Power of Attorney (attached
                        to the Prospectus as Exhibit B).
          *3.3          Request for Redemption Form (attached to the
                        Prospectus as Exhibit C).
          *5.1          Opinion of Counsel as to the legality of the Units.
          *8.1          Tax Opinion of Counsel
         *10.4          Form of Consulting Agreement between the Registrant and
                        Kenmar Global Stratgies Inc.
         *10.6          Form of Amended and Restated Stock Subscription
                        Agreement by and between ABN AMRO Incorporated and ProFutures, Inc.


-----------------------
*  The foregoing forms of exhibits were filed in the April 6, 1987
   Registration Statement No. 33-13008 and/or Post-Effective Amendment No. 1 thereto filed March 11, 1988, and/or the June 5, 1991 Registration
   Statement No. 33-41073, and/or Pre-Effective Amendment No. 1 thereto filed August 8, 1991, and/or Post-Effective Amendment No. 1 thereto filed
   March 26, 1992; and/or the October 14, 1992 Registration Statement
   No. 33-53324, and/or the November 17, 1992 Pre-effective Amendment No. 1 thereto and/or the July 2, 1993 Registration Statement No. 33-65596, and/ or the Pre-Effective Amendment No. 1 thereto filed August 16, 1993, and Supplement dated December 3, 1993, Post-Effective Amendment No. 2 thereto filed June 30, 1994 and Supplement dated January 31, 1995, and/or Post-Effective Amendment No. 3 dated June 23, 1995; and/or Form 10-K for the year ended 2001; and/or Form 10-Q for the quarter ended June 30, 2002. Accordingly, such exhibits are incorporated herein by reference and notified herewith.

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



                                -----------------
                                TABLE OF CONTENTS
                                -----------------


                                                                      PAGES
                                                                      -----

Independent Auditors' Reports                                          F-2

Financial Statements

  Statements of Financial Condition                                    F-3

  Condensed Schedule of Investments                                    F-4

  Statements of Operations                                             F-5

  Statements of Changes in Partners' Capital (Net Asset Value)         F-6

  Notes to Financial Statements                                     F-7 - F-11


                           INDEPENDENT AUDITOR'S REPORT
                           ----------------------------


To the Partners
ProFutures Diversified Fund, L.P.


We have audited the accompanying statements of financial condition of ProFutures Diversified Fund, L.P. as of December 31, 2002 and 2001, including the December 31, 2002 condensed schedule of investments, and the related statements of operations and changes in partners' capital (net asset value) for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProFutures Diversified Fund, L.P. as of December 31, 2002 and 2001, and the results of its operations and the changes in its net asset values for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.



                              /s/ ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.



Hunt Valley, Maryland
January 18, 2003


                        PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                            December 31, 2002 and 2001
                                    -------------


                                                      2002            2001
                                                      ----            ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $30,570,988     $33,194,404
    Unrealized gain on open contracts               2,332,972       1,673,933
                                                  -----------     -----------

        Deposits with broker                       32,903,960      34,868,337

  Cash                                                  2,461           1,115
                                                  -----------     -----------

        Total assets                              $32,906,421     $34,869,452
                                                  ===========     ===========

LIABILITIES
  Accounts payable                                $    22,197     $    22,660
  Commissions and other trading fees
    on open contracts                                  49,856          57,380
  Incentive fees payable                              123,003               0
  Management fees payable                             329,890         355,932
  Redemptions payable                                 251,134         649,685
                                                  -----------     -----------

        Total liabilities                             776,080       1,085,657
                                                  -----------     -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 225 units outstanding
    at December 31, 2002 and 2001                     511,577         458,665
  Limited Partners - 13,904 and 16,345 units
    outstanding at December 31, 2002 and 2001      31,618,764      33,325,130
                                                  -----------     -----------

        Total partners' capital
           (Net Asset Value)                       32,130,341      33,783,795
                                                  -----------     -----------

                                                  $32,906,421     $34,869,452
                                                  ===========     ===========


                               See accompanying notes.

                        PROFUTURES DIVERSIFIED FUND, L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
                                December 31, 2002
                                   ------------


LONG FUTURES CONTRACTS
----------------------

                                                                  % of Net
             Description                                 Value   Asset Value
             -----------                                 -----   -----------

             Agricultural                             $   32,987     0.10 %
             Currency                                  1,008,188     3.14 %
             Energy                                       74,006     0.23 %
             Interest rate                             1,317,575     4.10 %
             Metal                                        79,506     0.25 %
             Stock index                                 (26,846)   (0.09)%
                                                      ----------    -------

             Total long futures contracts             $2,485,416     7.73 %
                                                      ----------    -------


SHORT FUTURES CONTRACTS
----------- -----------

             Agricultural                             $  118,236     0.37 %
             Currency                                   (393,555)   (1.22)%
             Interest rate                                17,649     0.05 %
             Metal                                        56,830     0.18 %
             Stock index                                  48,396     0.15 %
                                                      ----------    -------

             Total short futures contracts            $ (152,444)   (0.47)%
                                                      ----------    -------

             Total futures contracts                  $2,332,972     7.26 %
                                                      ==========    =======


                            See accompanying notes.

                          PROFUTURES DIVERSIFIED FUND, L.P.
                              STATEMENTS OF OPERATIONS
               For the Years Ended December 31, 2002, 2001 and 2000
                                    -------------


                                        2002           2001           2000
                                        ----           ----           ----
INCOME
  Trading gains (losses)
    Realized                       $  6,268,491   $  2,875,708   $ (8,292,461)
    Change in unrealized                659,039        365,300     (2,089,239)
                                   ------------   ------------   ------------

        Gain (loss) from trading      6,927,530      3,241,008    (10,381,700)

  Interest income                       510,306      1,309,764      3,045,014
                                   ------------   ------------   ------------

        Total income (loss)           7,437,836      4,550,772     (7,336,686)
                                   ------------   ------------   ------------

EXPENSES
  Brokerage commissions               1,047,627      1,142,855      1,924,222
  Incentive fees                      1,104,271        656,540      1,049,494
  Management fees                     2,065,751      2,385,535      2,906,733
  Operating expenses                    162,291        164,623        210,596
                                   ------------   ------------   ------------

        Total expenses                4,379,940      4,349,553      6,091,045
                                   ------------   ------------   ------------

        NET INCOME (LOSS)          $  3,057,896   $    201,219   $(13,427,731)
                                   ============   ============   ============

NET INCOME (LOSS) PER GENERAL
  AND LIMITED PARTNER UNIT
    (based on weighted average
    number of units outstanding
    during the year of 15,142,
    18,216 and 24,503,
    respectively)                  $     201.95   $      11.05   $    (548.00)
                                   ============   ============   ============

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                     $     235.20   $      12.66   $    (488.89)
                                   ============   ============   ============


                               See accompanying notes.

                          PROFUTURES DIVERSIFIED FUND, L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
               For the Years Ended December 31, 2002, 2001 and 2000
                                    -------------


                            Total                Partners' Capital
                          Number of   ----------------------------------------
                            Units       General       Limited        Total
                          ---------   ----------   ------------   ------------

Balances at
  December 31, 1999          28,000   $1,075,348   $ 69,348,028   $ 70,423,376

Net (loss) for
  the year ended
  December 31, 2000                     (202,864)   (13,224,867)   (13,427,731)

Redemptions                  (8,026)    (416,667)   (16,108,341)   (16,525,008)
                             ------   ----------   ------------   ------------

Balances at
  December 31, 2000          19,974      455,817     40,014,820     40,470,637

Net income for
  the year ended
  December 31, 2001                        2,848        198,371        201,219

Redemptions                  (3,404)           0     (6,888,061)    (6,888,061)
                             ------   ----------   ------------   ------------

Balances at
  December 31, 2001          16,570      458,665     33,325,130     33,783,795

Net income for
  the year ended
  December 31, 2002                       52,912      3,004,984      3,057,896

Redemptions                  (2,441)           0     (4,711,350)    (4,711,350)
                             ------   ----------   ------------   ------------

Balances at
  December 31, 2002          14,129   $  511,577   $ 31,618,764   $ 32,130,341
                             ======   ==========   ============   ============



                                       Net Asset Value Per Unit
                                   ---------------------------------

                                              December 31,
                                     2002        2001        2000
                                     ----        ----        ----

                                   $2,274.04   $2,038.84   $2,026.18
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

         A monthly management fee is paid by the Partnership to each General Partner. ATA received 1/12 of 1% (1% annually) of month-end Net Asset Value through May 31, 2000, and ProFutures, Inc. receives 1/4 of 1% (3% annually) of month-end Net Asset Value.

         Total management fees earned by ProFutures, Inc. for the years ended December 31, 2002, 2001 and 2000 were $925,637, $1,127,522 and
         $1,538,392, respectively. Management fees payable to ProFutures, Inc. as of December 31, 2002 and 2001 were $81,720 and $86,255, respectively. Total management fees earned by ATA for the year ended December 31, 2000 were $245,830.


                          PROFUTURES DIVERSIFIED FUND, L.P.
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    -------------



Note 3.  CONSULTANT
         ----------

         Effective June 1, 2000, Kenmar Global Strategies Inc. (Kenmar) serves as a consultant and performs similar functions as those previously performed by ATA. Kenmar assists the General Partner in making decisions about which commodity trading advisors to hire, the allocations among the advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar receives a monthly management fee of 1/12 of 1% (1% annually) of month-end Net Asset Value.

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


                          PROFUTURES DIVERSIFIED FUND, L.P.
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    -------------


Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2002 and 2001. This information has been derived from information presented in the financial statements.

                                                       2002          2001
                                                       ----          ----
         Per Unit Performance
         (for a unit outstanding throughout
         the entire year)
         ----------------------------------

         Net asset value per unit at
           beginning of year                         $2,038.84     $2,026.18
                                                     ---------     ---------

         Income (loss) from operations:
            Net investment (loss) (1), (3)             (186.37)      (104.14)
            Net realized and change in unrealized
              gain from trading (2), (3)                421.57        116.80
                                                     ---------     ---------

                Total income from operations            235.20         12.66
                                                     ---------     ---------

         Net asset value per unit at
           end of year                               $2,274.04     $2,038.84
                                                     =========     =========

         Total Return                                    11.54 %        0.62 %
                                                        =======       =======

         Supplemental Data

         Ratios to average net asset value:
            Expenses prior to incentive fees (4)          7.38 %        6.88 %
            Incentive fees                                3.65 %        1.77 %
                                                        -------       -------

                Total expenses (1)                       11.03 %        8.65 %
                                                        =======       =======

            Net investment (loss) (4)                    (5.69)%       (3.35)%
                                                        =======       =======


         Total returns are calculated based on the change in value of a unit during the year. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

         ---------------
         (1)  Excludes brokerage commissions and other trading fees.
         (2)  Includes brokerage commissions and other trading fees.
         (3) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the year. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of net trading gain per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.
         (4) Excludes brokerage commissions, other trading fees and incentive fees.


CERTIFICATIONS
--------------



I, Gary D. Halbert, certify that:

1. I have reviewed this annual report on Form 10-K of ProFutures
Diversified Fund, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March   , 2003
       ----------------------------------



/s/ Gary D. Halbert
-----------------------------------------
Gary D. Halbert, President
ProFutures, Inc., General Partner




I, Debi B. Halbert, certify that:

1. I have reviewed this annual report on Form 10-K of ProFutures
Diversified Fund, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March   , 2003
       ----------------------------------



/s/ Debi B. Halbert
-----------------------------------------
Debi B. Halbert, Chief Financial Officer
ProFutures, Inc., General Partner


                                EXHIBIT 99.1


                   CERTIFICATION PURSUANT TO SECTION 1350 OF
               CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE
               ------------------------------------------------



I, Gary D. Halbert, the President of ProFutures, Inc. as general partner of ProFutures Diversified Fund, L.P., certify that (i) the Form 10-K for the year ended December 31, 2002 of ProFutures Diversified Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-K for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Diversified Fund, L.P.

                                       PROFUTURES DIVERSIFIED FUND, L.P.
                                       By:  ProFutures, Inc., general partner



                                       By:  /s/ Gary D. Halbert
                                            ---------------------------------
                                            Gary D. Halbert
                                            President
                                            March   , 2003



                                EXHIBIT 99.2


                   CERTIFICATION PURSUANT TO SECTION 1350 OF
               CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE
               ------------------------------------------------



I, Debi B. Halbert, the Chief Financial Officer of ProFutures, Inc. as general partner of ProFutures Diversified Fund, L.P., certify that (i) the Form 10-K for the year ended December 31, 2002 of ProFutures Diversified Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-K for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Diversified Fund, L.P.

                                       PROFUTURES DIVERSIFIED FUND, L.P.
                                       By:  ProFutures, Inc., general partner



                                       By:  /s/ Debi B. Halbert
                                            ---------------------------------
                                            Debi B. Halbert
                                            Chief Financial Officer
                                            March   , 2003