Form 10-Q
period 2003-03-31
PROFUTURES DIVERSIFIED FUND L P
filed 2003-05-13
CIK 812192

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

      Re:  ProFutures Diversified Fund, L.P.
           Commission File Number 0-16898

Dear Sirs:

This filing contains Form 10-Q for the quarter ended March 31, 2003.

                                  Very truly yours,

                                  PROFUTURES DIVERSIFIED FUND, L.P.



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

      X  Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

               For the Quarter Ended March 31, 2003
                          --------------

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

                                Yes
                                No   X



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.


                 PROFUTURES DIVERSIFIED FUND, L.P.
                 STATEMENTS OF FINANCIAL CONDITION
     March 31, 2003 (Unaudited) and December 31, 2002 (Audited)
                            -----------



                                                   March 31,    December 31,
                                                     2003           2002
                                                     ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $35,270,094   $30,570,988
    Unrealized gain on open contracts                  69,850     2,332,972
                                                  -----------   -----------

      Deposits with broker                         35,339,944    32,903,960

  Cash                                                  3,101         2,461
                                                  -----------   -----------

      Total assets                                $35,343,045   $32,906,421
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $    16,259   $    22,197
  Commissions and other trading fees
    on open contracts                                  23,827        49,856
  Incentive fees payable                              673,387       123,003
  Management fees payable                             329,859       329,890
  Redemptions payable                                 163,150       251,134
                                                  -----------   -----------

      Total liabilities                             1,206,482       776,080
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 225 units outstanding
    at March 31, 2003 and December 31, 2002           554,214       511,577
  Limited Partners - 13,632 and 13,904 units
    outstanding at March 31, 2003 and
    December 31, 2002                              33,582,349    31,618,764
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                          34,136,563    32,130,341
                                                  -----------   -----------

                                                  $35,343,045   $32,906,421
                                                  ===========   ===========


                         See accompanying notes.



                    PROFUTURES DIVERSIFIED FUND, L.P.
                    CONDENSED SCHEDULE OF INVESTMENTS
                               March 31, 2003
                                 (Unaudited)
                                 -----------



LONG FUTURES CONTRACTS
----------------------

                                                                 % of Net
             Description                                Value   Asset Value
             -----------                                -----   -----------

             Agricultural                              $ (7,489)   (0.02)%
             Currency                                    73,485     0.21 %
             Energy                                     (12,544)   (0.04)%
             Interest rate                               61,128     0.18 %
             Metal                                     (124,869)   (0.37)%
             Stock index                                (55,870)   (0.16)%
                                                       --------    -------

             Total long futures contracts              $(66,159)   (0.20)%
                                                       --------    -------


SHORT FUTURES CONTRACTS
-----------------------

             Agricultural                              $ 38,223     0.11 %
             Currency                                   (43,975)   (0.13)%
             Energy                                     (11,237)   (0.03)%
             Interest rate                               (1,068)    0.00 %
             Metal                                       54,109     0.16 %
             Stock index                                 99,957     0.29 %
                                                       --------    -------

             Total short futures contracts             $136,009     0.40 %
                                                       --------    -------

             Total futures contracts                   $ 69,850     0.20 %
                                                       ========    =======


                         See accompanying notes.



                    PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
           For the Three Months Ended March 31, 2003 and 2002
                               (Unaudited)
                               -----------



                                                      Three Months Ended
                                                           March 31,
                                                      2003          2002
                                                      ----          ----
INCOME
  Trading gains (losses)
    Realized                                      $ 6,345,084   $(2,071,661)
    Change in unrealized                           (2,263,122)       62,177
                                                  -----------   -----------
            Gain (loss) from trading                4,081,962    (2,009,484)

  Interest income                                     103,877       133,068
                                                  -----------   -----------
            Total income (loss)                     4,185,839    (1,876,416)
                                                  -----------   -----------
EXPENSES
  Brokerage commissions                               218,938       289,998
  Incentive fees                                      673,387             0
  Management fees                                     568,854       510,591
  Operating expenses                                   39,636        43,350
                                                  -----------   -----------
            Total expenses                          1,500,815       843,939
                                                  -----------   -----------
            NET INCOME (LOSS)                     $ 2,685,024   $(2,720,355)
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period of 14,028 and 16,259,
  respectively)                                   $    191.41   $   (167.32)
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                                    $    189.53   $   (162.38)
                                                  ===========   ===========


                        See accompanying notes.



                  PROFUTURES DIVERSIFIED FUND, L.P.
    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
          For the Three Months Ended March 31, 2003 and 2002
                             (Unaudited)
                             -----------



                            Total              Partners' Capital
                          Number of   --------------------------------------
                            Units       General     Limited       Total
                          ---------   ----------  ------------  ------------

Balances at
   December 31, 2002        14,129    $  511,577  $ 31,618,764  $ 32,130,341

Net income for the
 three months ended
 March 31, 2003                           42,637     2,642,387     2,685,024

Redemptions                   (272)            0      (678,802)     (678,802)
                            ------    ----------  ------------  ------------

Balances at
 March 31, 2003             13,857    $  554,214  $ 33,582,349  $ 34,136,563
                            ======    ==========  ============  ============

Balances at
   December 31, 2001        16,570    $  458,665  $ 33,325,130  $ 33,783,795

Net (loss) for the
 three months ended
 March 31, 2002                          (36,529)   (2,683,826)   (2,720,355)

Redemptions                   (934)            0    (1,723,107)   (1,723,107)
                            ------    ----------  ------------  ------------

Balances at
 March 31, 2002             15,636    $  422,136  $ 28,918,197  $ 29,340,333
                            ======    ==========  ============  ============


Net asset value
 per unit at
  December 31, 2001                        $  2,038.84
                                           ===========
  March 31, 2002                           $  1,876.46
                                           ===========
  December 31, 2002                        $  2,274.04
                                           ===========
  March 31, 2003                           $  2,463.57
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

     G.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2003, and the results of operations for the three months ended March 31, 2003 and 2002.

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

         Total management fees earned by ProFutures, Inc. for the three months ended March 31, 2003 and 2002 were $264,349 and $228,611, respectively. Management fees payable to ProFutures, Inc. as of March 31, 2003 and December 31, 2002 were $85,104 and $81,720, respectively.

Note 3.  CONSULTANT
         ----------

         Kenmar Global Strategies Inc. (Kenmar) assists the General Partner in making decisions about which commodity trading advisors to hire, the allocations among the advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar receives a monthly management fee of 1/12 of 1% (1% annually) of month-end Net Asset Value.

Note 4.  COMMODITY TRADING ADVISORS
         --------------------------

         The Partnership has trading advisory contracts with several commodity trading advisors to furnish investment management services to the Partnership. Certain advisors receive management fees ranging from 1.5% to 2% annually of Allocated Net Asset Value (as defined in each respective trading advisory contract). In addition, the trading advisors receive quarterly incentive fees ranging from 20% to 23% of Trading Profits (as defined).

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

         Purchase and sale of futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

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



                     PROFUTURES DIVERSIFIED FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the three months ended
         March 31, 2003 and 2002. This information has been derived from information presented in the financial statements.

                                                       Three months ended
                                                            March 31,
                                                       2003          2002
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $2,274.04     $2,038.84
                                                     ---------     ---------

         Income (loss) from operations:
           Net investment (loss) (1), (3)               (83.98)       (25.89)
           Net realized and change in unrealized
             gain (loss) from trading (2), (3)          273.51       (136.49)
                                                     ---------     ---------

               Total income (loss) from operations      189.53       (162.38)
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $2,463.57     $1,876.46
                                                     =========     =========

           Total Return (5)                               8.33 %       (7.96)%
                                                        =======       =======

           Supplemental Data

           Ratios to average net asset value: (6)
             Expenses prior to incentive fees (4)         7.03 %        7.21 %
             Incentive fees                               7.78 %        0.00 %
                                                        -------       -------

               Total expenses (1)                        14.81 %        7.21 %
                                                        =======       =======

             Net investment (loss) (4)                   (5.83)%       (5.48)%
                                                        =======       =======


           Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

           --------------------
          (1)  Excludes brokerage commissions and other trading fees.
          (2)  Includes brokerage commissions and other trading fees.
          (3) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
          (4) Excludes brokerage commissions, other trading fees and incentive fees.
          (5)  Not annualized.
          (6)  Annualized.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     A. LIQUIDITY: Substantially all of the Partnership's assets are highly liquid, such as cash and open futures contracts. It is possible that extreme market conditions or daily price fluctuation limits at certain exchanges could adversely affect the liquidity of open futures contracts. There are no restrictions on the liquidity of these assets except for amounts on deposit with the brokers needed to meet margin requirements on open futures contracts.

     B. CAPITAL RESOURCES: Since the Partnership's business is the purchase and sale of various commodity interests, it will make few, if any, capital expenditures.

         The Partnership's offering of Units of Limited Partnership Interest terminated in 1995.

     C. RESULTS OF OPERATIONS: The Partnership's net income (loss) for the three months ended March 31, 2003 and 2002 totaled:

                                                        2003          2002
                                                        ----          ----

              Three months ended March 31           $ 2,685,024   $(2,720,355)
                                                    ===========   ===========


         As of March 31, 2003, 13,857 Units are outstanding, including 225 General Partner Units, with an aggregate Net Asset Value of $34,136,563 ($2,463.57 per Unit). This represents an increase in Net Asset Value of $2,006,222 compared with December 31, 2002, due to first quarter net income exceeding redemptions of limited partner units.

         As of March 31, 2002, 15,636 Units are outstanding, including 225 General Partner Units, with an aggregate Net Asset Value of $29,340,333 ($1,876.46 per Unit). This represents a decrease in Net Asset Value of $4,443,462 compared with December 31, 2001. The decrease is caused by redemptions of limited partner units and first quarter net losses.

         First Quarter 2003
         ------------------

         The futures markets were quite volatile in the first quarter of 2003. The looming war with Iraq caused energy prices to skyrocket. Many other markets were choppy due to this uncertainty. Consumer confidence dropped dramatically. The traders were able to capitalize on the volatility in the markets.

         In January 2003, the Partnership gained 5.32%. There were large gains in foreign currencies and energy, with smaller gains in interest rates, precious and base metals and stock indexes. There were some small losses in grains.

         In February 2003 , the Partnership gained 8.19%. There were large gains in energy, with smaller gains in interest rates and currencies. There were some small losses in stock indexes and metals. Most other sectors were basically flat.

         In February 2003, the Partnership eliminated most of its notional funding and traded at near 100% of assets, rather than 150% of assets (with notional funding). One advisor, Campbell & Company, also scaled back their open positions. These changes were made due to the uncertainty of the pending war with Iraq.

         In March 2003, the Partnership lost 4.93%. There were large losses in most sectors, especially energy, after oil prices dropped. Some of the gains from the previous two months were reversed in March 2003.

         Also in March 2003, Quay Capital Management had a change of its top management, resulting in the departure of one of the principals responsible for trading the account. As a result, they were terminated as one of the Advisors in the Fund. No replacement Advisor was selected by month-end.

         Overall, the Partnership had a total return of 8.33% for the three months ended March 31, 2003. The majority of the Partnership's trading gains were in energy and foreign currencies and the largest loss was in stock index futures.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         In anticipation of a looming war with Iraq and in an effort to minimize market risk, the General Partner reduced the notional funding allocations to its trading advisors by $13,686,700 or 37.9% of the Partnership's Net Asset Value of $36,076,750 at February 28, 2003. At March 31, 2003, the Partnership has allocated notional funds to its trading advisors equal to approximately 9.3% of the Partnership's net assets, as compared to 49.9% at December 31, 2002. As a result, the relationship of the total Value at Risk as a percentage of total capitalization changed in the first quarter from 13.3% at December 31, 2002 to 5.61% at March 31, 2003.

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



Date:  May 12, 2003
       ----------------------------------



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



Date:  May 12, 2003
       ----------------------------------



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


                                  PROFUTURES DIVERSIFIED FUND, L.P.
                                  (Registrant)



                                  /s/ Gary D. Halbert
                                  ---------------------------------
                                  Gary D. Halbert, President
                                  ProFutures, Inc., General Partner
                                  ProFutures Diversified Fund, L.P.



                                EXHIBIT 99.1


                   CERTIFICATION PURSUANT TO SECTION 1350 OF
               CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE
               ------------------------------------------------



I, Gary D. Halbert, the President of ProFutures, Inc. as general partner of ProFutures Diversified Fund, L.P., certify that (i) the Form 10-Q for the quarter ended March 31, 2003 of ProFutures Diversified Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Diversified Fund, L.P.

                                       PROFUTURES DIVERSIFIED FUND, L.P.
                                       By:  ProFutures, Inc., General Partner



                                       By:  /s/ Gary D. Halbert
                                            ---------------------------------
                                            Gary D. Halbert
                                            President
                                            May 12, 2003



                                EXHIBIT 99.2


                   CERTIFICATION PURSUANT TO SECTION 1350 OF
               CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE
               ------------------------------------------------



I, Debi B. Halbert, the Chief Financial Officer of ProFutures, Inc. as general partner of ProFutures Diversified Fund, L.P., certify that (i) the Form 10-Q for the quarter ended March 31, 2003 of ProFutures Diversified Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Diversified Fund, L.P.

                                       PROFUTURES DIVERSIFIED FUND, L.P.
                                       By:  ProFutures, Inc., General Partner



                                       By:  /s/ Debi B. Halbert
                                            ---------------------------------
                                            Debi B. Halbert
                                            Chief Financial Officer
                                            May 12, 2003