Form 10-Q
period 2003-06-30
PROFUTURES DIVERSIFIED FUND L P
filed 2003-08-14
CIK 812192

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

      Re:  ProFutures Diversified Fund, L.P.
           Commission File Number 0-16898

Dear Sirs:

This filing contains Form 10-Q for the quarter ended June 30, 2003.

                                  Very truly yours,

                                  PROFUTURES DIVERSIFIED FUND, L.P.



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

      X  Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

               For the Quarter Ended June 30, 2003
                          --------------

                  Commission File Number 0-16898
                              -------



                 PROFUTURES DIVERSIFIED FUND, L.P.
                 ---------------------------------
                    (Exact name of Partnership)


       Delaware                             75-2197831
-----------------------        -----------------------------------
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

                                Yes
                                No   X



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.


                 PROFUTURES DIVERSIFIED FUND, L.P.
                 STATEMENTS OF FINANCIAL CONDITION
     June 30, 2003 (Unaudited) and December 31, 2002 (Audited)
                            -----------



                                                   June 30,     December 31,
                                                     2003           2002
                                                     ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $35,021,386   $30,570,988
    Unrealized gain (loss) on open contracts         (661,525)    2,332,972
                                                  -----------   -----------

      Deposits with broker                         34,359,861    32,903,960

  Cash                                                 40,916         2,461
                                                  -----------   -----------

      Total assets                                $34,400,777   $32,906,421
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $    16,478   $    22,197
  Commissions and other trading fees
    on open contracts                                  34,843        49,856
  Incentive fees payable                              130,968       123,003
  Management fees payable                             270,141       329,890
  Redemptions payable                                  88,491       251,134
                                                  -----------   -----------

      Total liabilities                               540,921       776,080
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 225 units outstanding
    at June 30, 2003 and December 31, 2002            557,017       511,577
  Limited Partners - 13,450 and 13,904 units
    outstanding at June 30, 2003 and
    December 31, 2002                              33,302,839    31,618,764
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                          33,859,856    32,130,341
                                                  -----------   -----------

                                                  $34,400,777   $32,906,421
                                                  ===========   ===========


                         See accompanying notes.



                    PROFUTURES DIVERSIFIED FUND, L.P.
                    CONDENSED SCHEDULE OF INVESTMENTS
                                June 30, 2003
                                 (Unaudited)
                                 -----------



LONG FUTURES CONTRACTS
----------------------

                                                                 % of Net
             Description                               Value    Asset Value
             -----------                               -----    -----------

             Agricultural                           $   (38,434)   (0.11)%
             Currency                                  (285,765)   (0.84)%
             Energy                                     134,565     0.40 %
             Interest rate                             (548,861)   (1.62)%
             Metal                                     (192,069)   (0.57)%
             Stock index                               (183,002)   (0.55)%
                                                    -----------    -------

             Total long futures contracts           $(1,113,566)   (3.29)%
                                                    -----------    -------


SHORT FUTURES CONTRACTS
-----------------------

             Agricultural                           $    17,561     0.05 %
             Currency                                   423,705     1.25 %
             Energy                                        (110)    0.00 %
             Interest rate                               (7,263)   (0.02)%
             Metal                                       14,752     0.05 %
             Stock index                                  3,396     0.01 %
                                                    -----------    -------

             Total short futures contracts          $   452,041     1.34 %
                                                    -----------    -------

             Total futures contracts                $  (661,525)   (1.95)%
                                                    ===========    =======


                         See accompanying notes.



                    PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
            For the Three Months Ended June 30, 2003 and 2002
                               (Unaudited)
                               -----------



                                                      Three Months Ended
                                                           June 30,
                                                      2003          2002
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $ 1,677,884   $ 1,747,429
    Change in unrealized                             (731,375)      558,023
                                                  -----------   -----------

      Gain from trading                               946,509     2,305,452

  Interest income                                      94,737       121,560
                                                  -----------   -----------

      Total income                                  1,041,246     2,427,012
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               187,553       315,786
  Incentive fees                                      130,968        55,816
  Management fees                                     505,687       478,107
  Operating expenses                                   36,926        35,695
                                                  -----------   -----------

      Total expenses                                  861,134       885,404
                                                  -----------   -----------

      NET INCOME                                  $   180,112   $ 1,541,608
                                                  ===========   ===========

NET INCOME PER GENERAL AND
  LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period
    of 13,784 and 15,362, respectively)           $     13.07   $    100.35
                                                  ===========   ===========

INCREASE IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT                $     12.46   $    105.99
                                                  ===========   ===========


                         See accompanying notes.



                    PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
             For the Six Months Ended June 30, 2003 and 2002
                               (Unaudited)
                               -----------



                                                       Six Months Ended
                                                           June 30,
                                                      2003          2002
                                                   ---------     ---------
INCOME
  Trading gains (losses)
    Realized                                      $ 8,022,967   $  (324,232)
    Change in unrealized                           (2,994,497)      620,200
                                                  -----------   -----------

      Gain from trading                             5,028,470       295,968

  Interest income                                     198,614       254,628
                                                  -----------   -----------

      Total income                                  5,227,084       550,596
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               406,491       605,784
  Incentive fees                                      804,355        55,816
  Management fees                                   1,074,541       988,698
  Operating expenses                                   76,562        79,045
                                                  -----------   -----------

      Total expenses                                2,361,949     1,729,343
                                                  -----------   -----------

      NET INCOME (LOSS)                           $ 2,865,135   $(1,178,747)
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL
  AND LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period
    of 13,906 and 15,810, respectively)           $    206.04   $    (74.56)
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT            $    201.99   $    (56.39)
                                                  ===========   ===========


                         See accompanying notes.



                  PROFUTURES DIVERSIFIED FUND, L.P.
    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
           For the Six Months Ended June 30, 2003 and 2002
                             (Unaudited)
                             -----------



                            Total              Partners' Capital
                          Number of   --------------------------------------
                            Units       General     Limited       Total
                          ---------   ----------  ------------  ------------

Balances at
   December 31, 2002        14,129    $  511,577  $ 31,618,764  $ 32,130,341

Net income for the
 six months ended
 June 30, 2003                            45,440     2,819,695     2,865,135

Redemptions                   (454)            0    (1,135,620)   (1,135,620)
                            ------    ----------  ------------  ------------

Balances at
 June 30, 2003              13,675    $  557,017  $ 33,302,839  $ 33,859,856
                            ======    ==========  ============  ============

Balances at
   December 31, 2001        16,570    $  458,665  $ 33,325,130  $ 33,783,795

Net (loss) for the
 six months ended
 June 30, 2002                           (12,686)   (1,166,061)   (1,178,747)

Redemptions                 (1,853)            0    (3,429,446)   (3,429,446)
                            ------    ----------  ------------  ------------

Balances at
 June 30, 2002              14,717    $  445,979  $ 28,729,623  $ 29,175,602
                            ======    ==========  ============  ============


Net asset value
 per unit at
  December 31, 2001                        $  2,038.84
                                           ===========
  June 30, 2002                            $  1,982.45
                                           ===========
  December 31, 2002                        $  2,274.04
                                           ===========
  June 30, 2003                            $  2,476.03
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

     G.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2003, and the results of operations for the three and six months ended June 30, 2003 and 2002.

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

         Total management fees earned by ProFutures, Inc. for the six months ended June 30, 2003 and 2002 were $525,443 and $443,842, respectively. Such management fees earned for the three months ended June 30, 2003 and 2002 were $261,094 and $215,230, respectively.
         Management fees payable to ProFutures, Inc. as of June 30, 2003 and December 31, 2002 were $84,434 and $81,720, respectively.

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

         The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The General Partner's basic market risk control procedures consist of continuously monitoring the trading activity of the various commodity trading advisors, with the actual market risk controls being applied by Kenmar, as a consultant, and the advisors themselves. The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership's assets at financial institutions and brokers which the General Partner believes to be creditworthy. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.



                     PROFUTURES DIVERSIFIED FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2003 and 2002. This information has been derived from information presented in the financial statements.


                                                       Three months ended
                                                            June 30,
                                                       2003          2002
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $2,463.57     $1,876.46
                                                     ---------     ---------

         Income (loss) from operations:
           Net investment (loss) (1), (3)               (41.99)       (29.17)
           Net realized and change in unrealized
             gain from trading (2), (3)                  54.45        135.16
                                                     ---------     ---------

               Total income from operations              12.46        105.99
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $2,476.03     $1,982.45
                                                     =========     =========

           Total Return (5)                               0.51 %        5.65 %
                                                        =======       =======

           Supplemental Data

           Ratios to average net asset value: (6)
             Expenses prior to incentive fees (4)         6.30 %        7.26 %
             Incentive fees                               1.52 %        0.79 %
                                                        ------        -------

               Total expenses (1)                         7.82 %        8.05 %
                                                        =======       =======

             Net investment (loss) (4)                   (5.20)%       (5.54)%
                                                        =======       =======


                                                        Six months ended
                                                            June 30,
                                                       2003          2002
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $2,274.04     $2,038.84
                                                     ---------     ---------

         Income (loss) from operations:
           Net investment (loss) (1), (3)              (126.34)       (54.96)
           Net realized and change in unrealized
             gain (loss) from trading (2), (3)          328.33         (1.43)
                                                     ---------     ---------

               Total income (loss) from operations      201.99        (56.39)
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $2,476.03     $1,982.45
                                                     =========     =========

           Total Return (5)                               8.88 %       (2.77)%
                                                        =======       =======

           Supplemental Data

           Ratios to average net asset value: (6)
             Expenses prior to incentive fees (4)         6.67 %        7.23 %
             Incentive fees                               4.66 %        0.37 %
                                                        -------       -------

               Total expenses (1)                        11.33 %        7.60 %
                                                        =======       =======

             Net investment (loss) (4)                   (5.52)%       (5.50)%
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

         The Partnership's offering of Units of Limited Partnership Interest terminated in 1995.

     C. RESULTS OF OPERATIONS: The Partnership's net income (loss) for the six months ended June 30, 2003 and 2002 totaled:

                                                        2003          2002
                                                        ----          ----

              Three months ended March 31           $ 2,685,023   $(2,720,355)
              Three months ended June 30                180,112     1,541,608
                                                    ===========   ===========

                   Six months ended June 30         $ 2,865,135   $(1,178,747)
                                                    ===========   ===========


         As of June 30, 2003, 13,675 Units are outstanding, including 225 General Partner Units, with an aggregate Net Asset Value of $33,859,856 ($2,476.03 per Unit). This represents an increase in Net Asset Value of $1,729,515 compared with December 31, 2002, due to net income exceeding redemptions of limited partner units for the six months ended June 30, 2003.

         As of June 30, 2002, 14,717 Units are outstanding, including 225 General Partner Units, with an aggregate Net Asset Value of $29,175,602 ($1,982.45 per Unit). This represents a decrease in Net Asset Value of $4,608,193 compared with December 31, 2001. The decrease is caused by redemptions of limited partner units and a net loss for the six months ended June 30, 2002.

         Second Quarter 2003
         -------------------

         Futures were somewhat more stable in the second quarter as compared to the first. The war with Iraq ended, and the stock markets began a steady climb that lasted through the end of the quarter.

         In April 2003, the Partnership had a gain of 0.11%. There were gains in currencies, primarily because of the falling dollar. However, these gains were mostly offset by losses in nearly all of the other sectors.

         In May 2003, the Partnership gained 4.95%. The Partnership had gains in interest rates, especially bonds. There were also gains in currencies, metals, and stock indexes. There were some losses in energy and certain agricultural commodities.

         In June 2003, the Partnership has a loss of 4.34%. There were losses in interest rates, especially bonds. There were also losses in energy, metals and certain agricultural commodities. Most other sectors were basically flat.

         At the beginning of June 2003, notional funds were added back to trading, as the leverage was increased back to 150%. This is about the same level as before the notional funds were temporarily eliminated several months ago.

         The Partnership had a total return of 0.51% for the quarter and 8.88% for the six months ended June 30, 2003. For the second quarter 2003, the majority of the Partnership's trading gains were in foreign currencies and the largest loss was in energy futures.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There has been no material change during the three and six months ended June 30, 2003, in the sources of the Partnership's exposure to market risk. In anticipation of a looming war with Iraq and in an effort to minimize market risk, the General Partner reduced the notional funding allocations to its trading advisors by $13,686,700 or 37.9% of the Partnership's Net Asset Value of $36,076,750 at February 28, 2003. In June 2003, the General Partner returned $10,900,000 to notional funding allocations or 30.7% of the Partnership's Net Asset Value of $35,489,466 at May 31, 2003. At June 30, 2003, the Partnership has allocated notional funds to its trading advisors equal to approximately 38.9% of the Partnership's net assets, as compared to 49.9% at December 31, 2002. As a result, the relationship of the total Value at Risk as a percentage of total capitalization changed from 13.3% at December 31, 2002 to 9.68% at June 30, 2003.

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



Date:  August 13, 2003
       ----------------------------------



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



Date:  August 13, 2003
       ----------------------------------



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


                                  PROFUTURES DIVERSIFIED FUND, L.P.
                                  (Registrant)



                                  /s/ Gary D. Halbert
                                  ---------------------------------
                                  Gary D. Halbert, President
                                  ProFutures, Inc., General Partner
                                  ProFutures Diversified Fund, L.P.



                                EXHIBIT 99.1


                   CERTIFICATION PURSUANT TO SECTION 1350 OF
               CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE
               ------------------------------------------------



I, Gary D. Halbert, the President of ProFutures, Inc. as general partner of ProFutures Diversified Fund, L.P., certify that (i) the Form 10-Q for the quarter ended June 30, 2003 of ProFutures Diversified Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended June 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Diversified Fund, L.P.

                                       PROFUTURES DIVERSIFIED FUND, L.P.
                                       By:  ProFutures, Inc., General Partner



                                       By:  /s/ Gary D. Halbert
                                            ---------------------------------
                                            Gary D. Halbert
                                            President
                                            August 13, 2003



                                EXHIBIT 99.2


                   CERTIFICATION PURSUANT TO SECTION 1350 OF
               CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE
               ------------------------------------------------



I, Debi B. Halbert, the Chief Financial Officer of ProFutures, Inc. as general partner of ProFutures Diversified Fund, L.P., certify that (i) the Form 10-Q for the quarter ended June 30, 2003 of ProFutures Diversified Fund, L.P.
fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended June 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Diversified Fund, L.P.

                                       PROFUTURES DIVERSIFIED FUND, L.P.
                                       By:  ProFutures, Inc., General Partner



                                       By:  /s/ Debi B. Halbert
                                            ---------------------------------
                                            Debi B. Halbert
                                            Chief Financial Officer
                                            August 13, 2003