Form 10-Q
period 2003-09-30
PROFUTURES DIVERSIFIED FUND L P
filed 2003-11-12
CIK 812192

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

      Re:  ProFutures Diversified Fund, L.P.
           Commission File Number 0-16898

Dear Sirs:

This filing contains Form 10-Q for the quarter ended September 30, 2003.

                                  Very truly yours,

                                  PROFUTURES DIVERSIFIED FUND, L.P.



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

      X  Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

             For the Quarter Ended September 30, 2003
                          --------------

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

                                Yes
                                No   X



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.


                 PROFUTURES DIVERSIFIED FUND, L.P.
                 STATEMENTS OF FINANCIAL CONDITION
  September 30, 2003 (Unaudited) and December 31, 2002 (Audited)
                            -----------



                                                 September 30,  December 31,
                                                     2003          2002
                                                     ----          ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $20,310,653   $30,570,988
    Unrealized gain on open futures contracts       1,375,989     2,332,972
                                                  -----------   -----------

      Deposits with broker                         21,686,642    32,903,960

  Cash and cash equivalents                        11,553,505         2,461

  Unrealized gain (loss) on open forward
    contracts                                        (168,016)            0
                                                  -----------   -----------

      Total assets                                $33,072,131   $32,906,421
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $    27,658   $    22,197
  Commissions and other trading fees
    on open contracts                                  32,597        49,856
  Incentive fees payable                               43,271       123,003
  Management fees payable                             290,280       329,890
  Redemptions payable                                 276,840       251,134
                                                  -----------   -----------

      Total liabilities                               670,646       776,080
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 225 units outstanding at
    September 30, 2003 and December 31, 2002          544,883       511,577
  Limited Partners - 13,152 and 13,904 units
    outstanding at September 30, 2003 and
    December 31, 2002                              31,856,602    31,618,764
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                          32,401,485    32,130,341
                                                  -----------   -----------

                                                  $33,072,131   $32,906,421
                                                  ===========   ===========


                         See accompanying notes.



                    PROFUTURES DIVERSIFIED FUND, L.P.
                    CONDENSED SCHEDULE OF INVESTMENTS
                             September 30, 2003
                                 (Unaudited)
                                 -----------



LONG FUTURES CONTRACTS
----------------------

                                                                 % of Net
             Description                                Value   Asset Value
             -----------                                -----   -----------

             Agricultural                            $  386,416     1.19 %
             Currency                                 1,681,361     5.19 %
             Energy                                       7,151     0.02 %
             Interest rate                              674,116     2.08 %
             Metal                                       96,898     0.30 %
             Stock index                               (617,524)   (1.90)%
                                                     ----------    -------

             Total long futures contracts            $2,228,418     6.88 %
                                                     ----------    -------

SHORT FUTURES CONTRACTS
-----------------------

             Agricultural                            $  (11,231)   (0.03)%
             Currency                                  (645,681)   (1.99)%
             Energy                                    (201,583)   (0.62)%
             Interest rate                              (43,383)   (0.14)%
             Metal                                       (9,011)   (0.03)%
             Stock index                                 58,460     0.18 %
                                                     ----------    -------

             Total short futures contracts           $ (852,429)   (2.63)%
                                                     ----------    -------

             Total futures contracts                 $1,375,989     4.25 %
                                                     ==========    =======

FORWARD CURRENCY CONTRACTS
-------------------------------

                                                                 % of Net
             Description                                Value   Asset Value
             -----------                                -----   -----------

             Long forward currency contracts         $  (84,143)   (0.26)%
             Short forward currency contracts           (83,873)   (0.26)%
                                                     ----------    -------

             Total forward currency contracts        $ (168,016)   (0.52)%
                                                     ==========    =======


                         See accompanying notes.



                    PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
        For the Three Months Ended September 30, 2003 and 2002
                               (Unaudited)
                               -----------



                                                      Three Months Ended
                                                         September 30,
                                                      2003          2002
                                                      ----          ----
INCOME
  Futures trading gains (losses)
    Realized                                      $(1,974,786)  $ 6,438,226
    Change in unrealized                            2,037,514       (61,791)
                                                  -----------   -----------

            Gain from futures trading                  62,728     6,376,435
                                                  -----------   -----------

  Forward trading gains (losses)
    Realized                                          116,910             0
    Change in unrealized                             (168,016)            0
                                                  -----------   -----------

            Gain (loss) from forward trading          (51,106)            0
                                                  -----------   -----------

  Interest income                                      77,833       139,621
                                                  -----------   -----------

            Total income                               89,455     6,516,056
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               223,557       223,250
  Incentive fees                                       43,271       925,452
  Management fees                                     509,648       541,120
  Operating expenses                                   54,722        44,335
                                                  -----------   -----------

            Total expenses                            831,198     1,734,157
                                                  -----------   -----------

            NET INCOME (LOSS)                     $  (741,743)  $ 4,781,899
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period of 13,571 and 14,597,
  respectively)                                   $    (54.65)  $    327.60
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                                    $    (53.94)  $    327.39
                                                  ===========   ===========



                    PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
         For the Nine Months Ended September 30, 2003 and 2002
                               (Unaudited)
                               -----------



                                                       Nine Months Ended
                                                         September 30,
                                                      2003          2002
                                                      ----          ----
INCOME
  Futures trading gains (losses)
    Realized                                      $ 6,048,182   $ 6,113,994
    Change in unrealized                             (956,983)      558,409
                                                  -----------   -----------

            Gain from futures trading               5,091,199     6,672,403
                                                  -----------   -----------

  Forward trading gains (losses)
    Realized                                          116,910             0
    Change in unrealized                             (168,016)            0
                                                  -----------   -----------

            Gain (loss) from forward trading          (51,106)            0
                                                  -----------   -----------

  Interest income                                     276,446       394,249
                                                  -----------   -----------

            Total income                            5,316,539     7,066,652
                                                  -----------   -----------

EXPENSES
  Brokerage commissions                               630,048       829,034
  Incentive fees                                      847,626       981,268
  Management fees                                   1,584,189     1,529,818
  Operating expenses                                  131,284       123,380
                                                  -----------   -----------

            Total expenses                          3,193,147     3,463,500
                                                  -----------   -----------

            NET INCOME (LOSS)                     $ 2,123,392   $ 3,603,152
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period of 13,794 and 15,406,
  respectively)                                   $    153.93   $    233.89
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET
  VALUE PER GENERAL AND LIMITED
  PARTNER UNIT                                    $    148.05   $    271.00
                                                  ===========   ===========


                        See accompanying notes.



                  PROFUTURES DIVERSIFIED FUND, L.P.
    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
        For the Nine Months Ended September 30, 2003 and 2002
                             (Unaudited)
                             -----------



                            Total              Partners' Capital
                          Number of   --------------------------------------
                            Units       General     Limited       Total
                          ---------   ----------  ------------  ------------

Balances at
   December 31, 2002        14,129    $  511,577  $ 31,618,764  $ 32,130,341

Net income for the
 nine months ended
 September 30, 2003                       33,306     2,090,086     2,123,392

Redemptions                   (752)            0    (1,852,248)   (1,852,248)
                            ------    ----------  ------------  ------------

Balances at
 September 30, 2003         13,377    $  544,883  $ 31,856,602  $ 32,401,485
                            ======    ==========  ============  ============

Balances at
   December 31, 2001        16,570    $  458,665  $ 33,325,130  $ 33,783,795

Net income for the
 nine months ended
 September 30, 2002                       60,965     3,542,187     3,603,152

Redemptions                 (2,146)            0    (4,069,500)   (4,069,500)
                            ------    ----------  ------------  ------------

Balances at
 September 30, 2002         14,424    $  519,630  $ 32,797,817  $ 33,317,447
                            ======    ==========  ============  ============


Net asset value
 per unit at
  December 31, 2001                        $  2,038.84
                                           ===========
  September 30, 2002                       $  2,309.84
                                           ===========
  December 31, 2002                        $  2,274.04
                                           ===========
  September 30, 2003                       $  2,422.09
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



                     PROFUTURES DIVERSIFIED FUND, L.P.
                       NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                               -----------



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

     A.  General Description of the Partnership

         ProFutures Diversified Fund, L.P. (the Partnership) is a Delaware limited partnership which operates as a commodity investment pool. The Partnership engages in the speculative trading of futures contracts and interbank forward currency contracts.

     B.  Regulation

         As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges, Futures Commission Merchants (brokers), and interbank market makers through which the Partnership trades.

     C.  Method of Reporting

         The Partnership's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership's management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reflected in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

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

     G.  Statements of Cash Flows

         The Partnership has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102 - "Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

     H.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2003, and the results of operations for the three and nine months ended September 30, 2003 and 2002.

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

         Total management fees earned by ProFutures, Inc. for the nine months ended September 30, 2003 and 2002 were $772,196 and $689,384, respectively. Such management fees earned for the three months ended September 30, 2003 and 2002 were $246,753 and $245,543, respectively. Management fees payable to ProFutures, Inc. as of September 30, 2003 and December 31, 2002 were $82,227 and $81,720, respectively.

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

Note 7.  TRADING ACTIVITIES AND RELATED RISKS
         ------------------------------------

         The Partnership engages in the speculative trading of U.S. and foreign futures contracts and forward contracts (collectively, "derivatives"). The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

         For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the notional contract value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

         The Partnership has a portion of its assets on deposit with a financial institution in connection with its trading of forward contracts and its cash management activities. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. Since these forward contracts are traded in unregulated markets between principals, the Partnership also assumes the risk of loss from counterparty nonperformance.



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



                     PROFUTURES DIVERSIFIED FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2003 and 2002. This information has been derived from information presented in the financial statements.

                                                       Three months ended
                                                          September 30,
                                                       2003          2002
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $2,476.03     $1,982.45
                                                     ---------     ---------

         Income (loss) from operations:
           Net investment (loss) (1), (3)               (39.04)       (93.95)
           Net realized and change in unrealized
             gain (loss) from trading (2), (3)          (14.90)       421.34
                                                     ---------     ---------

               Total income (loss) from operations      (53.94)       327.39
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $2,422.09     $2,309.84
                                                     =========     =========

           Total Return (5)                              (2.18)%       16.51 %
                                                        =======       =======

           Supplemental Data

           Ratios to average net asset value: (6)
             Expenses prior to incentive fees (4)         6.95 %        7.48 %
             Incentive fees                               0.53 %       11.82 %
                                                        -------       -------

               Total expenses (1)                         7.48 %       19.30 %
                                                        =======       =======

             Net investment (loss) (4)                   (5.99)%       (5.69)%
                                                        =======       =======


                                                       Nine months ended
                                                          September 30,
                                                       2003          2002
                                                    (Unaudited)   (Unaudited)

         Net asset value per unit at
           beginning of period                       $2,274.04     $2,038.84
                                                     ---------     ---------

         Income (loss) from operations:
           Net investment (loss) (1), (3)              (165.77)      (145.42)
           Net realized and change in unrealized
             gain from trading (2), (3)                 313.82        416.42
                                                     ---------     ---------

               Total income from operations             148.05        271.00
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $2,422.09     $2,309.84
                                                     =========     =========

           Total Return (5)                               6.51 %       13.29 %
                                                        =======       =======

           Supplemental Data

           Ratios to average net asset value: (6)
             Expenses prior to incentive fees (4)         6.76 %        7.27 %
             Incentive fees                               3.34 %        4.32 %
                                                        -------       -------

               Total expenses (1)                        10.10 %       11.59 %
                                                        =======       =======

             Net investment (loss) (4)                   (5.67)%       (5.54)%
                                                        =======       =======


           Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

           --------------------
          (1)  Excludes brokerage commissions and other trading fees.
          (2)  Includes brokerage commissions and other trading fees.
          (3) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of net trading gain (loss) per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.
          (4) Excludes brokerage commissions, other trading fees and incentive fees.
          (5)  Not annualized.
          (6)  Annualized.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     A. LIQUIDITY: Substantially all of the Partnership's assets are highly liquid, such as cash and open futures and forward contracts. It is possible that extreme market conditions or daily price fluctuation limits at certain exchanges could adversely affect the liquidity of open futures and forward contracts. There are no restrictions on the liquidity of these assets except for amounts on deposit with the brokers needed to meet margin requirements on open futures and forward contracts.

     B. CAPITAL RESOURCES: Since the Partnership's business is the purchase and sale of various commodity interests, it will make few, if any, capital expenditures.

         The Partnership's offering of Units of Limited Partnership Interest terminated in 1995.

     C. RESULTS OF OPERATIONS: The Partnership's net income for the nine months ended September 30, 2003 and 2002 totaled:

                                                        2003          2002
                                                        ----          ----

              Three months ended March 31           $ 2,685,023   $(2,720,355)
              Three months ended June 30                180,112     1,541,608
              Three months ended September 30          (741,743)    4,781,899
                                                    ===========   ===========

                   Nine months ended September 30   $ 2,123,392   $ 3,603,152
                                                    ===========   ===========


         As of September 30, 2003, 13,377 Units are outstanding, including 225 General Partner Units, with an aggregate Net Asset Value of $32,401,485 ($2,422.09 per Unit). This represents an increase in Net Asset Value of $271,144 compared with December 31, 2002, due to net income exceeding redemptions of limited partner units for the nine months ended September 30, 2003.

         As of September 30, 2002, 14,424 Units are outstanding, including 225 General Partner Units, with an aggregate Net Asset Value of $33,317,447 ($2,309.84 per Unit). This represents a decrease in Net Asset Value of $466,348 compared with December 31, 2001. The decrease is caused by redemptions of limited partner units offset by net income.

         Third Quarter 2003
         ------------------

         The economy continued to improve in the third quarter. The equity markets were mostly up. Most analysts expect the economy to continue to improve for the remainder of the year.

         The Partnership had a loss of 3.46% in July. The Partnership had losses in bonds and other interest rate contracts and foreign currencies. There were gains in stock indexes, metals, energy and certain agricultural commodities.

         In August 2003, the Partnership had a gain of 1.22%. The Partnership had gains in foreign currencies, energy, stock indexes and metals. There were losses in bonds and certain agricultural commodities.

         In September 2003, the Partnership had a small gain of 0.10%. The Partnership had gains in foreign currencies, which were offset by losses in energy. The other sectors were generally flat.

         The Partnership had a total return of (2.18)% for the quarter and 6.51% for the nine months ended September 30, 2003. For the third quarter 2003, the majority of the Partnership's trading gains were in stock indexes and the largest loss was in energy. In September 2003, two new traders, Rhicon Currency and Conquest Capital, were added to the Partnership.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There has been no material change during the three and nine months ended September 30, 2003, in the sources of the Partnership's exposure to market risk. In anticipation of a looming war with Iraq and in an effort to minimize market risk, the General Partner reduced the notional funding allocations to its trading advisors by $13,686,700 or 37.9% of the Partnership's Net Asset Value of $36,076,750 at February 28, 2003. In June 2003, the General Partner returned $10,900,000 to notional funding allocations or 30.7% of the Partnership's Net Asset Value of $35,489,466 at May 31, 2003. At September 30, 2003, the Partnership has allocated notional funds to its trading advisors equal to approximately 37.12% of the Partnership's net assets, as compared to 49.9% at December 31, 2002. As a result, the relationship of the total Value at Risk as a percentage of total capitalization changed from 13.3% at December 31, 2002 to 12.07% at September 30, 2003.

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

         Exhibits filed herewith:

         31.01 Certification of Gary D. Halbert, President, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

         31.02 Certification of Debi B. Halbert, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

         32.01 Certification of Gary D. Halbert, President, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

         32.02 Certification of Debi B. Halbert, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.



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


                                  PROFUTURES DIVERSIFIED FUND, L.P.
                                  (Registrant)



                                  /s/ Gary D. Halbert
                                  ---------------------------------
                                  Gary D. Halbert, President
                                  ProFutures, Inc., General Partner
                                  ProFutures Diversified Fund, L.P.



                               EXHIBIT 31.01

                               CERTIFICATION
                               -------------



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



Date:  November 10, 2003
       ----------------------------------



/s/ Gary D. Halbert
-----------------------------------------
Gary D. Halbert, President
ProFutures, Inc., General Partner



                               EXHIBIT 31.02

                               CERTIFICATION
                               -------------



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



Date:  November 10, 2003
       ----------------------------------



/s/ Debi B. Halbert
-----------------------------------------
Debi B. Halbert, Chief Financial Officer
ProFutures, Inc., General Partner



                               EXHIBIT 32.01

                               CERTIFICATION
                               -------------



I, Gary D. Halbert, the President of ProFutures, Inc. as general partner of ProFutures Diversified Fund, L.P., certify that (i) the Form 10-Q for the quarter ended September 30, 2003 of ProFutures Diversified Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended September 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Diversified Fund, L.P.

                                       PROFUTURES DIVERSIFIED FUND, L.P.
                                       By:  ProFutures, Inc., General Partner



                                       By:  /s/ Gary D. Halbert
                                            ---------------------------------
                                            Gary D. Halbert
                                            President
                                            November 10, 2003



                               EXHIBIT 32.02

                               CERTIFICATION
                               -------------



I, Debi B. Halbert, the Chief Financial Officer of ProFutures, Inc. as general partner of ProFutures Diversified Fund, L.P., certify that (i) the Form 10-Q for the quarter ended September 30, 2003 of ProFutures Diversified Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended September 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Diversified Fund, L.P.

                                       PROFUTURES DIVERSIFIED FUND, L.P.
                                       By:  ProFutures, Inc., General Partner



                                       By:  /s/ Debi B. Halbert
                                            ---------------------------------
                                            Debi B. Halbert
                                            Chief Financial Officer
                                            November 10, 2003