Form 10-K
period 2003-12-31
PROFUTURES DIVERSIFIED FUND L P
filed 2004-03-26
CIK 812192

March 26, 2004


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

     Re:  ProFutures Diversified Fund, L.P.
          Commission File #0-16898

Dear Sirs:

The filing contains Form 10-K for the year ended December 31, 2003.

                        Very truly yours,

                        ProFutures Diversified Fund, L.P.



                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 2003
                            -----------------

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

[X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [ ]   No [X]

State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was last sold, or the average bid and asked prices of such stock, as of the last business day of the registrant's most recently completed second fiscal quarter. (See definition of affiliate in Rule 405, 17 CFR 230.405.)


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

  The office of the Partnership is located at 11612 Bee Cave Road, Suite 100, Austin, Texas 78738; the telephone number is (800) 348-3601.

Trading Activity
----------------

  ProFutures, Inc., a Texas corporation, is the General Partner of the Partnership which administers the business and affairs of the Partnership (exclusive of its trading operations). Trading decisions are made by independent Commodity Trading Advisors chosen by the General Partner. At December 31, 2003, there are five Commodity Trading Advisors: Campbell & Company, Inc., Grinham Managed Funds Pty. Ltd., Conquest Capital LLC,
  Rhicon Currency Management, Winton Capital Management Limited (collectively, the "Advisors"). All advisory fees are paid by the Partnership. Advisors may be changed from time to time by the General Partner.

  ProFutures, Inc. is registered with the CFTC as a Commodity Trading Advisor and Commodity Pool Operator and is a member of the NFA. Gary D. Halbert is the Chairman and President, and principal stockholder, of ProFutures, Inc., which was incorporated and began operation in December, 1984, and specializes in speculative managed futures accounts.

  The objective of the Partnership is to achieve appreciation of its assets through speculative trading of futures contracts and interbank forward currency contracts. It ordinarily maintains open positions for a relatively short period of time. The Partnership's ability to make a profit depends largely on the success of the Advisors in identifying market trends and price movements and buying or selling accordingly.

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

  None of the Advisors or their respective principals own any Units of the Partnership. The Partnership's Advisors are independent Commodity Trading Advisors and are not affiliated with the General Partner; however, they also may be Advisors to other commodity pools with which the General Partner is currently associated and may own an interest in those pools. Each Advisor is registered with the CFTC and is a member in such capacity with the NFA. Because of their confidential nature, proprietary trading records of the Advisors and their respective principals are not available for inspection by the Limited Partners of the Partnership.

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

  The current Advisors receive management fees ranging from 1% to 2% annually of Allocated Net Asset Value (as defined in the trading advisory contracts). Each of the Advisors receives a quarterly incentive fee ranging from 20% to 25% of Trading Profits (as defined). The quarterly incentive fees are payable only on cumulative profits achieved by each Advisor. For example, if one of the Advisors to the Partnership experiences a loss after an incentive fee payment is made, that Advisor retains such payments but receives no further incentive fees until such Advisor has recovered the loss and then generated subsequent Trading Profits since the last incentive fee was paid such Advisor. An incentive fee may be paid to one Advisor but the Partnership may experience no change or a decline in its Net Asset Value because of the performance of another Advisor. The General Partner may allocate or reallocate the Partnership's assets at any time among the current Advisors or any others that may be selected. Upon termination of an Advisor's contract, or at any other time in the discretion of the General Partner, the Partnership may employ other advisors whose compensation may be calculated without regard to the losses which may be incurred by the present Advisors. Similarly, the Partnership may renew its relationship with each Advisor on the same or different terms.

  Notional Funding Note: As of December 31, 2003, the Partnership has allocated notional funds to Advisors equal to approximately 37% of the Partnership's cash and/or other margin - qualified assets. Of course, this percentage may be higher or lower over any given 12 month period. The management fees paid to an Advisor, if any, are a percentage of the nominal account size of the account if an account had been notionally funded. The nominal account size is equal to a specific amount of funds initially allocated to an Advisor which increases by profits and decreases by losses in the account, but not by additions to or withdrawals of actual funds from the account. Some, but not all, Advisors are expected to be allocated notional funds, and not all of the Advisors allocated notional funds are expected to be paid management fees. Further, the amount of cash and/or other margin-qualified assets in an account managed by an Advisor will vary greatly at various times in the course of the Partnership's business, depending on the General Partner's general allocation strategy and pertinent margin requirements for the trading strategies undertaken by an Advisor.

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

Available Information
---------------------

  The Partnership is an electronic filer with the Securities and Exchange Commission (SEC). The SEC maintains an Internet Site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov). The General Partner will voluntarily provide electronic or paper copies of this filing free of charge upon request.


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


Item 4.  Submission of Matters to a Vote of Security Holders.

  During the fourth quarter of the fiscal year ended December 31, 2003, no matters were submitted to a vote of the holders of Units of Limited Partnership Interest ("Units") through the solicitation of proxies or otherwise.


                                 PART II


Item 5.  Market for Partnership's Securities and Related Security Holder
         Matters.

  The Partnership has filed a registration statement with the Securities and Exchange Commission for the sale of up to $38,547,364 in Units of Limited Partnership Interest. Such registration statement became effective as of July 31, 1994. This offering was extended on January 31, 1995 and continued through April 30, 1995. On June 23, 1995, Post-Effective Amendment No. 3 was filed to deregister $20,721,920 of Units of Limited Partnership Interest. As of December 31, 2003, a total of 12,941 Units are outstanding and held by 956 Unit holders, including 225 Units held by the General Partner and its principals. During the calendar year 2003, a total of 1,188 Units were redeemed.

  The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to its Unit holders. The General Partner made no distributions as of December 31, 2003, or as of the date hereof. A Limited Partner may request and receive redemption of Units subject to restrictions in the limited partnership agreement.


Item 6.  Selected Financial Data.

  Following is a summary of certain financial information for the Partnership for the calendar years 2003, 2002, 2001, 2000 and 1999.

                                                      2003
                                                      ----

Realized Gains (Losses)                          $  8,453,501
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                      285,932
Interest Income                                       352,209
Management Fees                                     2,130,952
Incentive Fees                                      1,456,891
Net Income (loss)                                   4,462,334
General Partner Capital                               584,564
Limited Partner Capital                            33,041,117
Partnership Capital                                33,625,681
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     2,598.48
Net Income (loss) per Unit*                            326.46

                                                      2002
                                                      ----

Realized Gains (Losses)                          $  6,268,491
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                      659,039
Interest Income                                       510,306
Management Fees                                     2,065,751
Incentive Fees                                      1,104,271
Net Income (loss)                                   3,057,896
General Partner Capital                               511,577
Limited Partner Capital                            31,618,764
Partnership Capital                                32,130,341
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     2,274.04
Net Income (loss) per Unit*                            201.95

                                                      2001
                                                      ----

Realized Gains (Losses)                          $  2,875,708
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                      365,300
Interest Income                                     1,309,764
Management Fees                                     2,385,535
Incentive Fees                                        656,540
Net Income (loss)                                     201,219
General Partner Capital                               458,665
Limited Partner Capital                            33,325,130
Partnership Capital                                33,783,795
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     2,038.84
Net Income (loss) per Unit*                             11.05

                                                      2000
                                                      ----

Realized Gains (Losses)                          $ (8,292,461)
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                   (2,089,239)
Interest Income                                     3,045,014
Management Fees                                     2,906,733
Incentive Fees                                      1,049,494
Net Income (loss)                                 (13,427,731)
General Partner Capital                               455,817
Limited Partner Capital                            40,014,820
Partnership Capital                                40,470,637
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     2,026.18
Net Income (loss) per Unit*                           (548.00)

                                                      1999
                                                      ----

Realized Gains                                   $  1,352,473
Change in Unrealized
  Gains (Losses) on
  Open Contracts                                    2,464,741
Interest Income                                     3,582,696
Management Fees                                     4,167,022
Incentive Fees                                      1,765,210
Net Income (loss)                                  (1,300,309)
General Partner Capital                             1,075,348
Limited Partner Capital                            69,348,028
Partnership Capital                                70,423,376
Net Asset Value per General
  and Limited Partner Unit
  at End of Year                                     2,515.07
Net Income (loss) per Unit*                            (41.89)


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

  Critical Accounting Policies

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The Partnership's significant accounting policies are described in detail in Note 1 to the Financial Statements.

  The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of realized and change in unrealized trading gain (loss) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (e.g. swap and forward contracts which are traded in the inter-bank market).

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


  (c) Results of Operations. The Partnership's net income (loss) for each quarter of the years ended December 31, 2003 and 2002 consisted of the following:

                           1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.
                             2003          2003          2003          2003
                           --------      --------      --------      --------

    Gain (loss) from
      trading            $  3,863,024  $   758,956   $  (211,935)  $ 1,502,383
    Net investment (loss)  (1,178,000)    (578,844)     (529,808)   (1,119,704)
    Net income (loss)       2,685,024      180,112      (741,743)    2,338,941

    Net income (loss)
      per Unit                 191.41        13.07        (54.65)       175.93
    Increase (decrease)
      in Net Asset Value
      per Unit                 189.53        12.46        (53.94)       176.39

    Net Asset Value per
      Unit at end of
      period                 2,463.57     2,476.03      2,422.09      2,598.48


                           1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.
                             2002          2002          2002          2002
                           --------      --------      --------      --------

    Gain (loss) from
      trading            $ (2,299,482) $ 1,989,666   $ 6,153,185   $    36,534
    Net investment (loss)    (420,873)    (448,058)   (1,371,286)     (581,790)
    Net income (loss)      (2,720,355)   1,541,608     4,781,899      (545,256)

    Net income (loss)
      per Unit                (167.32)      100.35        327.60        (37.99)
    Increase (decrease)
      in Net Asset Value
      per Unit                (162.38)      105.99        327.39        (35.80)

    Net Asset Value per
      Unit at end of
      period                 1,876.46     1,982.45      2,309.84      2,274.04


  Due to the speculative nature of trading commodity interests, the Partnership's income or loss from operations may vary widely from period to period. Management cannot predict whether the Partnership's future Net Asset Value per Unit will increase or experience a decline.

  PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.


  Year Ended December 31, 2003
  ----------------------------

  2003 had net income of $4,462,334 or $326.46 per Unit. At December 31, 2003, partners' capital totaled $33,625,681, a net increase of $1,495,340 from December 31, 2002 including capital redemptions of $2,966,994. Net Asset Value per Unit at December 31, 2003 amounted to $2,598.48, as compared to $2,274.04 at December 31, 2002, an increase of 14.27%.

  The net income for 2003 resulted primarily from trading gains in the foreign currencies, agricultural, energy, equities and metals markets, partially offset by losses in the interest rates markets.

  Fourth Quarter 2003
  -------------------

  The economy continued to grow in the fourth quarter, though at a slower pace than the third quarter. The futures markets were very volatile, with many trends underway that the traders were able to capitalize on.

  The Partnership had a gain of 2.99% in October 2003. The Partnership had large gains in foreign currencies and stock indexes, with smaller gains in agricultural commodities and base metals. There were some losses in interest rates and energy.

  In November 2003, the Partnership had a loss of 1.07%. The Partnership had small gains in foreign currencies and precious metals. However, there were losses in most of the other sectors that offset these gains.

  In December 2003, the Partnership had a gain of 5.29%. The Partnership had gains in foreign currencies and precious metals. There were small losses in the other sectors.

  The Partnership had a total return of 7.28% for the quarter and 14.27% for the year ended December 31, 2003. For the fourth quarter 2003, the majority of the Partnership's trading gains were in foreign currencies and the largest loss was in interest rates.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2003 and 2002. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2003 and 2002, the Partnership's total capitalization was approximately
$33.6 million and $32.1 million, respectively.

                                December 31,               December 31,
                                    2003                       2002
                           ----------------------     ----------------------
                                          % of                       % of
                                          Total                      Total
                            Value at     Capital-      Value at     Capital-
   Market Sector              Risk       ization         Risk       ization
   -------------           ----------    -------      ----------    -------

   Agriculture             $  110,000      0.33%      $  217,000      0.68%
   Currencies               1,348,000      4.01%         584,000      1.82%
   Energy and Other           584,000      1.74%         867,000      2.70%
   Stock Indices            1,675,000      4.99%         435,000      1.35%
   Interest Rates           1,520,000      4.52%       1,963,000      6.11%
   Metals                     509,000      1.51%         205,000      0.64%
                           ----------     -----       ----------     -----

        Total              $5,746,000     17.10%      $4,271,000     13.30%
                           ==========     ======      ==========     =====


The following table indicates the total annual returns for 2003 by market category based on trading gains and losses (before commissions, interest, other fees and expenses) earned during the year. These returns are calculated based on the net asset value per unit at the beginning of the fiscal year 2003.

                                          Trading
                                        Gain/(Loss)
                                        -----------

   Agriculture                             0.65 %
   Currencies                             19.58 %
   Energy and Other                        0.81 %
   Stock Indices                           6.26 %
   Interest Rates                         (2.17)%
   Metals                                  2.98 %
                                          -------

                                          28.11 %
                                          =======


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

The following were the primary trading risk exposures of the Partnership as of and during the year ended December 31, 2003, by market sector.

Stock Indices
-------------

The Partnership's primary equity exposure is to fluctuations in equity prices. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2003, the Partnership's exposure was to stock indices in the U.S., European, Australian and Asian markets. The General Partner anticipates that the Partnership will primarily be exposed to the risk of adverse price trends or static markets in the major U.S. and global equity indices.

Metals
------

The Partnership's primary metals market exposure is to fluctuations in the price of both precious and base metals. As of December 31, 2003, the Partnership's primary exposures were to aluminum, nickel, copper, tin, gold, silver, lead and zinc. The General Partner anticipates that the Partnership will continue to be exposed to the metals markets.

Agriculture
-----------

The Partnership's primary agriculture commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. The Partnership's agriculture commodities exposure was primarily to pork bellies, cattle, cotton, lumber and soy bean products as of December 31, 2003. The General Partner anticipates that agriculture commodities such as meats and fibers may also be a potential market exposure.

Currencies
----------

The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades long and short positions in a large number of currencies, including cross-currency positions between two currencies other than the U.S. dollar. As of December 31, 2003, the Partnership's primary exposures were in Australian dollars, British Pounds, Japanese Yen, Swiss Francs and Euros. The General Partner anticipates that the risk profile of the Partnership's currency sector will predominantly relate to the U.S. and major European and Asian countries. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.


Item 9A.  Controls and Procedures.

  ProFutures, Inc., as General Partner of ProFutures Diversified Fund, L.P., with the participation of the General Partner's President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Partnership as of the end of the period covered by this annual report. Based on their evaluation, the President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting applicable to the Partnership identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Partnership.



                                PART III


Item 10.  Directors and Executive Officers of the Partnership.

  The Partnership is a limited partnership and therefore does not have any directors or officers. The Partnership's General Partner, ProFutures, Inc., administers and manages the affairs of the Partnership.

  The Board of Directors of ProFutures, Inc., in its capacity as the audit committee for the Partnership, has determined that Debi B. Halbert qualifies a an "audit committee financial expert" in accordance with the applicable rules and regulations of the Securities and Exchange Commission. She is not independent of management.

  The Partnership has adopted a Code of Ethics that applies to the Partnership and its affiliates as well as the Executive Officers of ProFutures, Inc. The Partnership's Code of Ethics is attached hereto as an Exhibit.


Item 11.  Executive Compensation.

  As discussed above, the Partnership does not have any officers, directors or employees. The General Partner received monthly management fees which aggregated $1,026,367 for 2003, or approximately 3% of the Partnership's Net Asset Value.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  (a) As of December 31, 2003, a total of 12,941 Units are issued and outstanding, representing 1 General Partner and 955 Limited
       Partners. The Partnership knows of no one person who owns beneficially more than 5% of the Units of Limited Partnership Interest.

  (b) The General Partner and its principals owned 225 Units as of December 31, 2003, having an aggregate value of $584,564, which is approximately 1.7% of the Net Asset Value of the Partnership.

  (c)  Changes in control.  None have occurred and none are expected.


Item 13.  Certain Relationships and Related Transactions.

  The Partnership's Prospectus, dated July 31, 1994, Pages 16-18, which is incorporated herein by reference, contains information concerning the relationships and transactions between the General Partner, the Clearing Broker and the Partnership.


Item 14.  Principal Accounting Fees and Services.

  Arthur F. Bell, Jr. & Associates, L.L.C. billed the Partnership aggregate fees for services rendered to the Partnership for the last two fiscal years as follows:

                                         2003              2002
                                      ----------        ----------

          Audit Fees (1)              $   38,779        $   32,914
          Audit-Related Fees (2)      $   25,614        $   21,764
          Tax Fees (3)                $    4,242        $    5,869
          All Other Fees (4)          $    2,600        $    2,400


  (1) Audit fees relate to the annual audit, quarterly reviews, and assistance with and review of documents filed with the Securities and Exchange Commission.

  (2) Audit-Related Fees relate to the monthly recalculation of net asset value and net asset value per unit, from information provided by the General Partner, and consultation on the preparation of month-end account statements provided to each partner.

  (3) Tax Fees relate to the preparation of the U.S. Partnership and applicable state information tax returns.

  (4) All Other Fees relate to the preparation of performance records and related footnotes for the Partnership and each Advisor.

  The Board of Directors of ProFutures, Inc., in its capacity as the audit committee for the Partnership, approved all of the services described above. The audit committee has determined that the payments made to its independent accountant for non-audit services are compatible with maintaining such auditor's independence.

  The audit committee explicitly pre-approves all audit and non-audit services and all engagement fees and terms, except as otherwise permitted by regulation.



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

  (a)(3)  Exhibits as required by Item 601 of Regulation S-K.

          *1.1          Form of Selling Agreement between the Partnership and
                        ProFutures Financial Group, Inc.
          *1.2          Form of Additional Selling Agents Agreement between
                        ProFutures Financial Group, Inc. and certain
                        Additional Selling Agents.
          *3.1          Agreement of Limited Partnership (attached to the
                        Prospectus as Exhibit A).
          *3.2          Subscription Agreement and Power of Attorney (attached
                        to the Prospectus as Exhibit B).
          *3.3          Request for Redemption Form (attached to the
                        Prospectus as Exhibit C).
          *5.1          Opinion of Counsel as to the legality of the Units.
          *8.1          Tax Opinion of Counsel
         *10.4          Form of Consulting Agreement between the Registrant and
                        Kenmar Global Strategies Inc.
         *10.6          Form of Amended and Restated Stock Subscription
                        Agreement by and between ABN AMRO Incorporated and ProFutures, Inc.


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

       14.1   Code of Ethics.

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

                                 SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PROFUTURES DIVERSIFIED FUND, L.P.
(Partnership)



March 26, 2004                By  /s/ GARY D. HALBERT
--------------------------      -----------------------------------------
Date                            Gary D. Halbert, President and Director
                                ProFutures, Inc., General Partner
                                ProFutures Diversified Fund, L.P.



March 26, 2004                By  /s/ DEBI B. HALBERT
--------------------------      -----------------------------------------
Date                            Debi B. Halbert, Chief Financial Officer,
                                  Treasurer and Director
                                ProFutures, Inc., General Partner
                                ProFutures Diversified Fund, L.P.



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



March 26, 2004                By  /s/ GARY D. HALBERT
--------------------------      -----------------------------------------
Date                            Gary D. Halbert, President and Director
                                ProFutures, Inc., General Partner
                                ProFutures Diversified Fund, L.P.



March 26, 2004                By  /s/ DEBI B. HALBERT
--------------------------      -----------------------------------------
Date                            Debi B. Halbert, Chief Financial Officer,
                                  Treasurer and Director
                                ProFutures, Inc., General Partner
                                ProFutures Diversified Fund, L.P.



                        PROFUTURES DIVERSIFIED FUND, L.P.



                                -----------------
                                TABLE OF CONTENTS
                                -----------------


                                                                      PAGES
                                                                      -----

Independent Auditors' Report                                           F-2

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

  Statements of Changes in Partners' Capital (Net Asset Value)         F-6

  Notes to Financial Statements                                     F-7 - F-11


                           INDEPENDENT AUDITOR'S REPORT
                           ----------------------------


To the Partners
ProFutures Diversified Fund, L.P.


We have audited the accompanying statements of financial condition of ProFutures Diversified Fund, L.P. as of December 31, 2003 and 2002, including the December 31, 2003 condensed schedule of investments, and the related statements of operations and changes in partners' capital (net asset value) for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProFutures Diversified Fund, L.P. as of December 31, 2003 and 2002, and the results of its operations and the changes in its net asset values for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.



                              /s/ ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.



Hunt Valley, Maryland
January 27, 2004


                        PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                            December 31, 2003 and 2002
                                    -------------


                                                      2003            2002
                                                      ----            ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $19,912,171     $30,570,988
    Unrealized gain on open contracts               2,016,022       2,332,972
                                                  -----------     -----------

        Deposits with broker                       21,928,193      32,903,960

  Cash                                                  2,693           2,461
  Cash deposits in forward trading
    collateral accounts                            12,770,126               0
  Unrealized gain on open forward contracts           602,882               0
                                                  -----------     -----------

        Total assets                              $35,303,894     $32,906,421
                                                  ===========     ===========

LIABILITIES
  Accounts payable                                $    16,615     $    22,197
  Commissions and other trading fees
    on open contracts                                  42,749          49,856
  Incentive fees payable                              609,264         123,003
  Management fees payable                             324,421         329,890
  Redemptions payable                                 685,164         251,134
                                                  -----------     -----------

        Total liabilities                           1,678,213         776,080
                                                  -----------     -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 225 units outstanding
    at December 31, 2003 and 2002                     584,564         511,577
  Limited Partners - 12,716 and 13,904 units
    outstanding at December 31, 2003 and 2002      33,041,117      31,618,764
                                                  -----------     -----------

        Total partners' capital
           (Net Asset Value)                       33,625,681      32,130,341
                                                  -----------     -----------

                                                  $35,303,894     $32,906,421
                                                  ===========     ===========


                               See accompanying notes.

                        PROFUTURES DIVERSIFIED FUND, L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
                                December 31, 2003
                                   ------------


LONG FUTURES CONTRACTS
----------------------

                                                                  % of Net
             Description                                 Value   Asset Value
             -----------                                 -----   -----------

             Agricultural                             $   21,471     0.06 %
             Currency                                    208,492     0.62 %
             Energy                                      116,904     0.35 %
             Interest rate                               234,248     0.70 %
             Metal                                       877,367     2.61 %
             Stock index                                 558,645     1.66 %
                                                      ----------    -------

             Total long futures contracts             $2,017,127     6.00 %
                                                      ----------    -------


SHORT FUTURES CONTRACTS
----------- -----------

             Agricultural                             $   13,648     0.04 %
             Currency                                    (13,476)   (0.04)%
             Interest rate                                (9,156)   (0.03)%
             Metal                                        (1,161)   (0.00)%
             Stock index                                   9,040     0.03 %
                                                      ----------    -------

             Total short futures contracts            $   (1,105)   (0.00)%
                                                      ----------    -------

             Total futures contracts                  $2,016,022     6.00 %
                                                      ==========    =======

FORWARD CURRENCY CONTRACTS
--------------------------

                                                                  % of Net
             Description                                 Value   Asset Value
             -----------                                 -----   -----------

             Long forward currency contracts          $ (666,790)   (1.98)%
             Short forward currency contracts          1,269,672     3.77 %
                                                      ----------    -------

             Total forward currency contracts         $  602,882     1.79 %
                                                      ==========    =======


                            See accompanying notes.

                          PROFUTURES DIVERSIFIED FUND, L.P.
                              STATEMENTS OF OPERATIONS
               For the Years Ended December 31, 2003, 2002 and 2001
                                    -------------


                                        2003           2002           2001
                                        ----           ----           ----
TRADING GAINS (LOSSES)
  Gain (loss) from futures trading
    Realized                       $  7,100,121   $  6,268,491   $  2,875,708
    Change in unrealized               (316,950)       659,039        365,300
    Brokerage commissions              (870,743)    (1,047,627)    (1,142,855)
                                   ------------   ------------   ------------

        Gain from futures trading     5,912,428      5,879,903      2,098,153
                                   ------------   ------------   ------------

  Gain from forward trading
    Realized                          1,353,380              0              0
    Change in unrealized                602,882              0              0
                                   ------------   ------------   ------------

        Gain from forward trading     1,956,262              0              0
                                   ------------   ------------   ------------

        Total trading gains           7,868,690      5,879,903      2,098,153
                                   ------------   ------------   ------------

NET INVESTMENT INCOME (LOSS)
  Income
    Interest income                     352,209        510,306      1,309,764
                                   ------------   ------------   ------------

  Expenses
    Incentive fees                    1,456,891      1,104,271        656,540
    Management fees                   2,130,952      2,065,751      2,385,535
    Operating expenses                  170,722        162,291        164,623
                                   ------------   ------------   ------------

        Total expenses                3,758,565      3,332,313      3,206,698
                                   ------------   ------------   ------------

        Net investment (loss)        (3,406,356)    (2,822,007)    (1,896,934)
                                   ------------   ------------   ------------

        NET INCOME                 $  4,462,334   $  3,057,896   $    201,219
                                   ============   ============   ============

NET INCOME PER GENERAL AND
  LIMITED PARTNER UNIT
    (based on weighted average
    number of units outstanding
    during the year of 13,669,
    15,142 and 18,216,
    respectively)                  $     326.46   $     201.95   $      11.05
                                   ============   ============   ============

INCREASE IN NET ASSET VALUE
  PER GENERAL AND LIMITED
  PARTNER UNIT                     $     324.44   $     235.20   $      12.66
                                   ============   ============   ============


                               See accompanying notes.

                          PROFUTURES DIVERSIFIED FUND, L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
               For the Years Ended December 31, 2003, 2002 and 2001
                                    -------------


                            Total                Partners' Capital
                          Number of   ----------------------------------------
                            Units       General       Limited        Total
                          ---------   ----------   ------------   ------------

Balances at
  December 31, 2000          19,974   $  455,817   $ 40,014,820   $ 40,470,637

Net income for
  the year ended
  December 31, 2001                        2,848        198,371        201,219

Redemptions                  (3,404)           0     (6,888,061)    (6,888,061)
                             ------   ----------   ------------   ------------

Balances at
  December 31, 2001          16,570      458,665     33,325,130     33,783,795

Net income for
  the year ended
  December 31, 2002                       52,912      3,004,984      3,057,896

Redemptions                  (2,441)           0     (4,711,350)    (4,711,350)
                             ------   ----------   ------------   ------------

Balances at
  December 31, 2002          14,129      511,577     31,618,764     32,130,341

Net income for
  the year ended
  December 31, 2003                       72,987      4,389,347      4,462,334

Redemptions                  (1,188)           0     (2,966,994)    (2,966,994)
                             ------   ----------   ------------   ------------

Balances at
  December 31, 2003          12,941   $  584,564   $ 33,041,117   $ 33,625,681
                             ======   ==========   ============   ============



                                       Net Asset Value Per Unit
                                   ---------------------------------

                                              December 31,
                                     2003        2002        2001
                                     ----        ----        ----

                                   $2,598.48   $2,274.04   $2,038.84
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


                          PROFUTURES DIVERSIFIED FUND, L.P.
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    -------------



Note 2.  GENERAL PARTNER (CONTINUED)
         ---------------------------

         Total management fees earned by ProFutures, Inc. for the years ended December 31, 2003, 2002 and 2001 were $1,026,367, $925,637 and
         $1,127,522, respectively. Management fees payable to ProFutures, Inc. as of December 31, 2003 and 2002 were $87,415 and $81,720, respectively.

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


                          PROFUTURES DIVERSIFIED FUND, L.P.
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    -------------


Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2003, 2002 and 2001. This information has been derived from information presented in the financial statements.

                                               2003        2002        2001
                                               ----        ----        ----
         Per Unit Performance
         (for a unit outstanding throughout
          the entire year)
         ----------------------------------

         Net asset value per unit at
           beginning of year                 $2,274.04   $2,038.84   $2,026.18
                                             ---------   ---------   ---------

         Income (loss) from operations:
            Total trading gains (1)             573.64      421.57      116.80
            Net investment (loss) (1)          (249.20)    (186.37)    (104.14)
                                             ---------   ---------   ---------

                Total income from operations    324.44      235.20       12.66
                                             ---------   ---------   ---------

         Net asset value per unit at
           end of year                       $2,598.48   $2,274.04   $2,038.84
                                             =========   =========   =========

         Total Return                          14.27 %     11.54 %      0.62 %
                                               =======     =======     =======

         Supplemental Data

         Ratios to average net asset value:
            Expenses prior to incentive fees    6.83 %      7.38 %      6.88 %
            Incentive fees                      4.33 %      3.65 %      1.77 %
                                               -------     -------     -------

                Total expenses                 11.16 %     11.03 %      8.65 %
                                               =======     =======     =======

            Net investment (loss) (2)          (5.79)%     (5.69)%     (3.35)%
                                               =======     =======     =======


         Total returns are calculated based on the change in value of a unit during the year. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

         ---------------
         (1) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the year. Total trading gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of total trading gains per unit due to the timing of trading gains and losses during the year relative to the number of units outstanding.
         (2)  Excludes incentive fees.


                                 EXHIBIT 14.1
                                CODE OF ETHICS
                                --------------



This Code of Ethics (the "Code") covers the ProFutures companies, including ProFutures, Inc., ProFutures Financial Group, Inc., ProFutures Capital Management, Inc., as well as the public funds offered, including ProFutures Diversified Fund, L.P., Alternative Asset Growth Fund, L.P. and ProFutures Long/Short Growth Fund, L.P. Collectively they will be referred to as "ProFutures". It applies to the Executive Officers (the "Covered Officers") of ProFutures for the purpose of promoting:

     Honest and ethical conduct, which includes the ethical handling of conflicts of interest between personal and professional relationships;

     Full, fair, accurate and timely disclosure in reports and documents that ProFutures files with, or submits to the Securities and Exchange Commission and in other public communications made by ProFutures;

     Compliance with applicable laws and governmental rules and regulations;

     Prompt internal reporting of violations of the Code to appropriate personnel; and

     Accountability for adherence to the Code.

Covered Officers should follow a high standard of business ethics and should be sensitive to situations that may be potential conflicts of interest.

A conflict of interest occurs when a Covered Officer's private interest interferes with the interests of the Fund. Each Covered Officer must not:

     Use his/her personal influence or personal relationships improperly to influence investment decisions or financial reporting by ProFutures whereby the Covered Officer would benefit personally (directly or indirectly) to the detriment of ProFutures;

     Cause ProFutures to take action or fail to take action, for the individual personal benefit of the Covered Officer, rather than the benefit of ProFutures;

     Use material non-public knowledge of portfolio transactions made or contemplated for any Funds to trade personally or have others trade in anticipation of the market effect of such transactions.

Each Covered Officer should become familiar with this Code, and any questions with any of the provisions should be directed to the Board of Directors, the Compliance Officer, or legal counsel. In addition, each Covered Officer:

     Must affirm in writing that he/she has read and understands the Code;

     Must annually thereafter affirm to the Board that he/she has complied with the requirements of the Code;

     Must not retaliate against any other Covered Officer, other officer, or employee of ProFutures for reports of potential violations made in good faith;

     Must notify the Board of Directors, the Compliance Officer, or legal counsel promptly if he/she knows or suspects of any violation of this Code.

All reports and records for this Code will be considered confidential. The Code is intended solely for internal use by ProFutures, and does not constitute an admission, by or on behalf of ProFutures, as to any fact, circumstance or legal conclusion.



                                 EXHIBIT 31.01
                                 CERTIFICATION
                                 -------------



I, Gary D. Halbert, certify that:

1. I have reviewed this report on Form 10-K of ProFutures Diversified
Fund, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  March 26, 2004
       ----------------------------------



/s/ Gary D. Halbert
-----------------------------------------
Gary D. Halbert, President
ProFutures, Inc., General Partner



                                 EXHIBIT 31.02
                                 CERTIFICATION
                                 -------------



I, Debi B. Halbert, certify that:

1. I have reviewed this report on Form 10-K of ProFutures Diversified
Fund, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  March 26, 2004
       ----------------------------------



/s/ Debi B. Halbert
-----------------------------------------
Debi B. Halbert, Chief Financial Officer
ProFutures, Inc., General Partner



                                 EXHIBIT 32.01
                                 CERTIFICATION
                                 -------------



I, Gary D. Halbert, the President of ProFutures, Inc., as general partner of ProFutures Diversified Fund, L.P., certify that (i) the Form 10-K for the year ended December 31, 2003 of ProFutures Diversified Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-K for the year ended December 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Diversified Fund, L.P.

                                       PROFUTURES DIVERSIFIED FUND, L.P.
                                       By:  ProFutures, Inc., general partner



                                       By:  /s/ Gary D. Halbert
                                            ---------------------------------
                                            Gary D. Halbert
                                            President
                                            March 26, 2004



                                 EXHIBIT 32.02
                                 CERTIFICATION
                                 -------------



I, Debi B. Halbert, the Chief Financial Officer of ProFutures, Inc., as general partner of ProFutures Diversified Fund, L.P., certify that (i) the Form 10-K for the year ended December 31, 2003 of ProFutures Diversified Fund, L.P.
fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-K for the year ended December 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Diversified Fund, L.P.

                                       PROFUTURES DIVERSIFIED FUND, L.P.
                                       By:  ProFutures, Inc., general partner



                                       By:  /s/ Debi B. Halbert
                                            ---------------------------------
                                            Debi B. Halbert
                                            Chief Financial Officer
                                            March 26, 2004