Form 10-Q
period 2004-03-31
PROFUTURES DIVERSIFIED FUND L P
filed 2004-05-13
CIK 812192

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

      Re:  ProFutures Diversified Fund, L.P.
           Commission File Number 0-16898

Dear Sirs:

This filing contains Form 10-Q for the quarter ended March 31, 2004.

                                  Very truly yours,

                                  PROFUTURES DIVERSIFIED FUND, L.P.



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

      X  Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

               For the Quarter Ended March 31, 2004
                          --------------

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

                                Yes
                                No   X



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.


                        PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
            March 31, 2004 (Unaudited) and December 31, 2003 (Audited)
                                   -----------



                                                   March 31,    December 31,
                                                     2004           2003
                                                     ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $21,647,907   $19,912,171
    Unrealized gain on open futures contracts       1,030,728     2,016,022
                                                  -----------   -----------

      Deposits with broker                         22,678,635    21,928,193

  Cash                                                  1,945         2,693
  Cash deposits in forward trading
    collateral accounts                            15,769,130    12,770,126
  Unrealized gain (loss) on open
    forward contracts                                 (59,680)      602,882
                                                  -----------   -----------

      Total assets                                $38,390,030   $35,303,894
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $    18,780   $    16,615
  Commissions and other trading fees
    on open contracts                                  36,803        42,749
  Incentive fees payable                            1,023,860       609,264
  Management fees payable                             353,541       324,421
  Redemptions payable                                 432,536       685,164
                                                  -----------   -----------

      Total liabilities                             1,865,520     1,678,213
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 225 units outstanding
    at March 31, 2004 and December 31, 2003           649,884       584,564
  Limited Partners - 12,418 and 12,716 units
    outstanding at March 31, 2004 and
    December 31, 2003                              35,874,626    33,041,117
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                          36,524,510    33,625,681
                                                  -----------   -----------

                                                  $38,390,030   $35,303,894
                                                  ===========   ===========


                            See accompanying notes.



                        PROFUTURES DIVERSIFIED FUND, L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
          March 31, 2004 (Unaudited) and December 31, 2003 (Audited)
                                    -----------



                                      March 31, 2004       December 31, 2003
                                   --------------------  ---------------------

                                                 % of                   % of
                                              Net Asset              Net Asset
    Description                      Value      Value       Value      Value
    -----------                      -----    ---------     -----    ---------

LONG FUTURES CONTRACTS
----------------------

  Agricultural                     $  112,835    0.31 %   $   21,471    0.06 %
  Currency                            (92,342)  (0.25)%      208,492    0.62 %
  Energy                               (3,647)  (0.01)%      116,904    0.35 %
  Interest rate                       619,103    1.69 %      234,248    0.70 %
  Metal                               287,133    0.79 %      877,367    2.61 %
  Stock index                         100,166    0.27 %      558,645    1.66 %
                                   ----------   -------   ----------   -------

  Total long futures contracts     $1,023,248    2.80%    $2,017,127    6.00 %
                                   ----------   -------   ----------   -------

SHORT FUTURES CONTRACTS
-----------------------

  Agricultural                     $     (411)   0.00 %   $   13,648    0.04 %
  Currency                             19,158    0.05 %      (13,476)  (0.04)%
  Energy                               (1,120)   0.00 %            0    0.00 %
  Interest rate                        21,515    0.06 %       (9,156)  (0.03)%
  Metal                               (25,680)  (0.07)%       (1,161)   0.00 %
  Stock index                          (5,982)  (0.02)%        9,040    0.03 %
                                   ----------   -------   ----------   -------

  Total short futures contracts    $    7,480    0.02 %   $   (1,105)   0.00 %
                                   ----------   -------   ----------   -------

  Total futures contracts          $1,030,728    2.82 %   $2,016,022    6.00 %
                                   ==========   =======   ==========   =======

FORWARD CURRENCY CONTRACTS
--------------------------

  Long forward currency contracts  $ (452,200)  (1.23)%   $ (666,790)  (1.98)%
  Short forward currency contracts    392,520    1.07 %    1,269,672    3.77 %
                                   ----------   -------   ----------   -------

  Total forward currency contracts $  (59,680)  (0.16)%   $  602,882    1.79 %
                                   ==========   =======   ==========   =======


                              See accompanying notes.



                        PROFUTURES DIVERSIFIED FUND, L.P.
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)
                                   -----------



                                                      Three Months Ended
                                                           March 31,
                                                      2004          2003
                                                      ----          ----
TRADING GAINS (LOSSES)
  Gain (loss) from futures trading
    Realized                                      $ 5,311,933   $ 6,345,084
    Change in unrealized                             (985,294)   (2,263,122)
    Brokerage commissions                            (225,335)     (218,938)
                                                  -----------   -----------

            Gain from futures trading               4,101,304     3,863,024
                                                  -----------   -----------

  Gain (loss) from forward trading
    Realized                                        1,881,813             0
    Change in unrealized                             (662,562)            0
                                                  -----------   -----------

            Gain from forward trading               1,219,251             0
                                                  -----------   -----------

            Total trading gains                     5,320,555     3,863,024
                                                  -----------   -----------

NET INVESTMENT INCOME (LOSS)
  Income
    Interest income                                    80,781       103,877
                                                  -----------   -----------

  Expenses
    Incentive fees                                  1,023,860       673,387
    Management fees                                   594,642       568,854
    Operating expenses                                 55,798        39,636
                                                  -----------   -----------

            Total expenses                          1,674,300     1,281,877
                                                  -----------   -----------

            Net investment (loss)                  (1,593,519)   (1,178,000)
                                                  -----------   -----------

            NET INCOME                            $ 3,727,036   $ 2,685,024
                                                  ===========   ===========

NET INCOME PER GENERAL AND LIMITED PARTNER UNIT
  (based on weighted average number
  of units outstanding during the
  period of 12,851 and 14,028,
  respectively)                                   $    290.01   $    191.41
                                                  ===========   ===========

INCREASE IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT                $    290.36   $    189.53
                                                  ===========   ===========


                            See accompanying notes.



                        PROFUTURES DIVERSIFIED FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)
                                   -----------



                            Total              Partners' Capital
                          Number of   --------------------------------------
                            Units       General     Limited       Total
                          ---------   ----------  ------------  ------------

Balances at
   December 31, 2003        12,941    $  584,564  $ 33,041,117  $ 33,625,681

Net income for the
 three months ended
 March 31, 2004                           65,320     3,661,716     3,727,036

Redemptions                   (298)            0      (828,207)     (828,207)
                            ------    ----------  ------------  ------------

Balances at
 March 31, 2004             12,643    $  649,884  $ 35,874,626  $ 36,524,510
                            ======    ==========  ============  ============


Balances at
   December 31, 2002        14,129    $  511,577  $ 31,618,764  $ 32,130,341

Net income for the
 three months ended
 March 31, 2003                           42,637     2,642,387     2,685,024

Redemptions                   (272)            0      (678,802)     (678,802)
                            ------    ----------  ------------  ------------

Balances at
 March 31, 2003             13,857    $  554,214  $ 33,582,349  $ 34,136,563
                            ======    ==========  ============  ============


Net asset value
 per unit at
  December 31, 2002                        $  2,274.04
                                           ===========
  March 31, 2003                           $  2,463.57
                                           ===========
  December 31, 2003                        $  2,598.48
                                           ===========
  March 31, 2004                           $  2,888.84
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

     H.  Interim Financial Statements

         In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2004, and the results of operations for the three months ended March 31, 2004 and 2003.

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

         Total management fees earned by ProFutures, Inc. for the three months ended March 31, 2004 and 2003 were $273,827 and $264,349, respectively. Management fees payable to ProFutures, Inc. as of March 31, 2004 and December 31, 2003 were $93,001 and $87,415, respectively.

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



                        PROFUTURES DIVERSIFIED FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                  -----------



Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the three months ended
         March 31, 2004 and 2003. This information has been derived from information presented in the financial statements.

                                                       Three months ended
                                                            March 31,
                                                       2004          2003
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $2,598.48     $2,274.04
                                                     ---------     ---------

         Income (loss) from operations:
           Total trading gains (1)                      414.35        273.51
           Net investment (loss) (1)                   (123.99)       (83.98)
                                                     ---------     ---------

               Total income from operations             290.36        189.53
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $2,888.84     $2,463.57
                                                     =========     =========

         Total Return (3)                              11.17 %        8.33 %
                                                       =======       =======

         Supplemental Data

         Ratios to average net asset value:
           Expenses prior to incentive fees (4)         7.29 %        7.03 %
           Incentive fees (3)                           2.87 %        1.95 %
                                                       -------       -------

               Total expenses                          10.16 %        8.98 %
                                                       =======       =======

               Net investment (loss) (2), (4)          (6.38)%       (5.83)%
                                                       =======       =======


           Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

           --------------------
          (1) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. Total trading gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of total trading gains per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.
          (2)  Excludes incentive fees.
          (3)  Not annualized.
          (4)  Annualized.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Critical Accounting Policies
         ----------------------------

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

         The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of realized and change in unrealized trading gain (loss) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (e.g., swap and forward contracts which are traded in the inter-bank market).

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

         The Partnership's offering of Units of Limited Partnership Interest terminated in 1995.

     C. RESULTS OF OPERATIONS: The Partnership's net income for the three months ended March 31, 2004 and 2003 totaled:

                                                        2004          2003
                                                        ----          ----

              Three months ended March 31           $ 3,727,036   $ 2,685,024
                                                    ===========   ===========


         As of March 31, 2004, 12,643 Units are outstanding, including 225 General Partner Units, with an aggregate Net Asset Value of $36,524,510 ($2,888.84 per Unit). This represents an increase in Net Asset Value of $2,898,829 compared with December 31, 2003, due to first quarter net income exceeding redemptions of limited partner units.

         As of March 31, 2003, 13,857 Units are outstanding, including 225 General Partner Units, with an aggregate Net Asset Value of $34,136,563 ($2,463.57 per Unit). This represents an increase in Net Asset Value of $2,006,222 compared with December 31, 2002, due to first quarter net income exceeding redemptions of limited partner units.

         First Quarter 2004
         ------------------

         The economy continued to improve in the first quarter of 2004, and most economic news was positive. The futures markets continued to be volatile, especially energy and currencies.

         The Partnership had a gain of 1.55% in January 2004. There were gains in foreign currencies, stock indexes and base metals, with smaller gains in energy and interest rates. There were some losses in agriculture and precious metals.

         In February 2004, the Partnership had a gain of 8.80%. The largest gains were in foreign currencies and interest rates, with smaller gains in energy, agricultural commodities, metals and stock indexes.

         In March 2004, the Partnership had a gain of 0.62%. There were gains in interest rates, agricultural commodities and metals. Most of these gains were offset by losses in foreign currencies and equities.

         Overall, the Partnership ended the quarter with a total return of 11.17%. The largest trading gains were in the foreign currencies, interest rate and metal sectors.


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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         At March 31, 2004, the Partnership has allocated notional funds to its trading advisors equal to approximately 39.64% of the Partnership's net assets, as compared to 36.69% at December 31, 2003. The relationship of the total Value at Risk as a percentage of total capitalization changed in the first quarter from 17.10% at December 31, 2003 to 11.81% at March 31, 2004.

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


Item 4.  Controls and Procedures.

         ProFutures, Inc., as General Partner of ProFutures Diversified Fund, L.P., with the participation of the General Partner's President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Partnership as of the end of the period covered by this quarterly report. Based on their evaluation, the President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting applicable to the Partnership identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Partnership.


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


                                  PROFUTURES DIVERSIFIED FUND, L.P.
                                  (Registrant)



May 13, 2004                      By /s/ GARY D. HALBERT
------------------------            -----------------------------------------
Date                                Gary D. Halbert, President and Director
                                    ProFutures, Inc.
                                    General Partner



May 13, 2004                      By /s/ DEBI B. HALBERT
------------------------            -----------------------------------------
Date                                Debi B. Halbert, Chief Financial Officer,
                                      Treasurer and Director
                                    ProFutures, Inc.
                                    General Partner



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



Date:  May 13, 2004
       ----------------------------------



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



Date:  May 13, 2004
       ----------------------------------



/s/ DEBI B. HALBERT
-----------------------------------------
Debi B. Halbert, Chief Financial Officer
ProFutures, Inc., General Partner



                                 EXHIBIT 32.01
                                 CERTIFICATION
                                 -------------



I, Gary D. Halbert, the President of ProFutures, Inc., as General Partner of ProFutures Diversified Fund, L.P., certify that (i) the Form 10-Q for the quarter ended March 31, 2004 of ProFutures Diversified Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended March 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Diversified Fund, L.P.

                                       PROFUTURES DIVERSIFIED FUND, L.P.
                                       By:  ProFutures, Inc., General Partner



                                       By:  /s/ GARY D. HALBERT
                                            ---------------------------------
                                            Gary D. Halbert
                                            President
                                            May 13, 2004



                                 EXHIBIT 32.02
                                 CERTIFICATION
                                 -------------



I, Debi B. Halbert, the Chief Financial Officer of ProFutures, Inc., as General Partner of ProFutures Diversified Fund, L.P., certify that (i) the Form 10-Q for the quarter ended March 31, 2004 of ProFutures Diversified Fund, L.P.
fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended March 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Diversified Fund, L.P.

                                       PROFUTURES DIVERSIFIED FUND, L.P.
                                       By:  ProFutures, Inc., General Partner



                                       By:  /s/ DEBI B. HALBERT
                                            ---------------------------------
                                            Debi B. Halbert
                                            Chief Financial Officer
                                            May 13, 2004