Form 10-Q
period 2004-06-30
PROFUTURES DIVERSIFIED FUND L P
filed 2004-08-13
CIK 812192

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

      Re:  ProFutures Diversified Fund, L.P.
           Commission File Number 0-16898

Dear Sirs:

This filing contains Form 10-Q for the quarter ended June 30, 2004.

                                  Very truly yours,

                                  PROFUTURES DIVERSIFIED FUND, L.P.



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

      X  Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

               For the Quarter Ended June 30, 2004
                          --------------

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

                                Yes
                                No   X



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.


                 PROFUTURES DIVERSIFIED FUND, L.P.
                 STATEMENTS OF FINANCIAL CONDITION
     June 30, 2004 (Unaudited) and December 31, 2003 (Audited)
                            -----------



                                                   June 30,     December 31,
                                                     2004           2003
                                                     ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $17,510,046   $19,912,171
    Unrealized gain (loss) on open
      futures contracts                               (20,140)    2,016,022
                                                  -----------   -----------

      Deposits with broker                         17,489,906    21,928,193

  Cash                                                  3,102         2,693
  Cash deposits in forward trading
    collateral accounts                            14,992,359    12,770,126
  Unrealized gain (loss) on open
    forward contracts                                (363,539)      602,882
                                                  -----------   -----------

      Total assets                                $32,121,828   $35,303,894
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $    16,882   $    16,615
  Commissions and other trading fees
    on open contracts                                  19,456        42,749
  Incentive fees payable                                    0       609,264
  Management fees payable                             322,682       324,421
  Redemptions payable                                 293,933       685,164
                                                  -----------   -----------

      Total liabilities                               652,953     1,678,213
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 225 units outstanding
    at June 30, 2004 and December 31, 2003            568,785       584,564
  Limited Partners - 12,221 and 12,716 units
    outstanding at June 30, 2004 and
    December 31, 2003                              30,900,090    33,041,117
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                          31,468,875    33,625,681
                                                  -----------   -----------

                                                  $32,121,828   $35,303,894
                                                  ===========   ===========


                         See accompanying notes.



                    PROFUTURES DIVERSIFIED FUND, L.P.
                    CONDENSED SCHEDULE OF INVESTMENTS
         June 30, 2003 (Unaudited) and December 31, 2003 (Audited)
                               -----------



                                       June 30, 2004       December 31, 2003
                                   --------------------  ---------------------

                                                 % of                   % of
                                              Net Asset              Net Asset
    Description                      Value      Value       Value      Value
    -----------                      -----    ---------     -----    ---------

LONG FUTURES CONTRACTS
----------------------

  Agricultural                     $   (1,339)   0.00 %   $   21,471    0.06 %
  Currency                            (29,366)  (0.09)%      208,492    0.62 %
  Energy                               (2,395)  (0.01)%      116,904    0.35 %
  Interest rate                        26,977    0.09 %      234,248    0.70 %
  Metal                                10,924    0.03 %      877,367    2.61 %
  Stock index                         131,192    0.41 %      558,645    1.66 %
                                   ----------   -------   ----------   -------

  Total long futures contracts     $  135,993    0.43 %   $2,017,127    6.00 %
                                   ----------   -------   ----------   -------

SHORT FUTURES CONTRACTS
-----------------------

  Agricultural                     $   48,440    0.15 %   $   13,648    0.04 %
  Currency                            (23,089)  (0.07)%      (13,476)  (0.04)%
  Energy                               (2,770)  (0.01)%            0    0.00 %
  Interest rate                      (140,605)  (0.45)%       (9,156)  (0.03)%
  Metal                               (35,889)  (0.11)%       (1,161)   0.00 %
  Stock index                          (2,220)   0.00 %        9,040    0.03 %
                                   ----------   -------   ----------   -------

  Total short futures contracts    $ (156,133)  (0.49)%   $   (1,105)   0.00 %
                                   ----------   -------   ----------   -------

  Total futures contracts          $  (20,140)  (0.06)%   $2,016,022    6.00 %
                                   ==========   =======   ==========   =======

FORWARD CURRENCY CONTRACTS
--------------------------

  Long forward currency contracts  $ (329,883)  (1.05)%   $ (666,790)  (1.98)%
  Short forward currency contracts    (33,656)  (0.11)%    1,269,672    3.77 %
                                   ----------   -------   ----------   -------

  Total forward currency contracts $ (363,539)  (1.16)%   $  602,882    1.79 %
                                   ==========   =======   ==========   =======


                         See accompanying notes.



                    PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
            For the Three Months Ended June 30, 2004 and 2003
                               (Unaudited)
                               -----------



                                                      Three Months Ended
                                                           June 30,
                                                      2004          2003
                                                   ---------     ---------
TRADING GAINS (LOSSES)
  Gain (loss) from futures trading
    Realized                                      $(1,762,883)  $ 1,677,884
    Change in unrealized                           (1,050,868)     (731,375)
    Brokerage commissions                            (222,937)     (187,553)
                                                  -----------   -----------

            Gain (loss) from futures trading       (3,036,688)      758,956
                                                  -----------   -----------

  Gain (loss) from forward trading
    Realized                                         (702,260)            0
    Change in unrealized                             (303,859)            0
                                                  -----------   -----------

            Gain (loss) from forward trading       (1,006,119)            0
                                                  -----------   -----------

            Total trading gains (losses)           (4,042,807)      758,956
                                                  -----------   -----------

NET INVESTMENT INCOME (LOSS)
  Income
    Interest income                                    91,496        94,737
                                                  -----------   -----------

  Expenses
    Incentive fees                                          0       130,968
    Management fees                                   548,981       505,687
    Operating expenses                                 45,791        36,926
                                                  -----------   -----------

            Total expenses                            594,772       673,581
                                                  -----------   -----------

            Net investment (loss)                    (503,276)     (578,844)
                                                  -----------   -----------

            NET INCOME (LOSS)                     $(4,546,083)  $   180,112
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL
  AND LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period
    of 12,603 and 13,784, respectively)           $   (360.71)  $     13.07
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT            $   (360.50)  $     12.46
                                                  ===========   ===========


                         See accompanying notes.



                    PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
             For the Six Months Ended June 30, 2004 and 2003
                               (Unaudited)
                               -----------



                                                       Six Months Ended
                                                           June 30,
                                                      2004          2003
                                                   ---------     ---------
TRADING GAINS (LOSSES)
  Gain (loss) from futures trading
    Realized                                      $ 3,549,050   $ 8,022,967
    Change in unrealized                           (2,036,162)   (2,994,497)
    Brokerage commissions                            (448,272)     (406,491)
                                                  -----------   -----------

            Gain (loss) from futures trading        1,064,616     4,621,979
                                                  -----------   -----------

  Gain (loss) from forward trading
    Realized                                        1,179,553             0
    Change in unrealized                             (966,421)            0
                                                  -----------   -----------

            Gain (loss) from forward trading          213,132             0
                                                  -----------   -----------

            Total trading gains (losses)            1,277,748     4,621,979
                                                  -----------   -----------

NET INVESTMENT INCOME (LOSS)
  Income
    Interest income                                   172,277       198,614
                                                  -----------   -----------

  Expenses
    Incentive fees                                  1,023,860       804,355
    Management fees                                 1,143,623     1,074,541
    Operating expenses                                101,589        76,562
                                                  -----------   -----------

            Total expenses                          2,269,072     1,955,458
                                                  -----------   -----------

            Net investment (loss)                  (2,096,795)   (1,756,844)
                                                  -----------   -----------

            NET INCOME (LOSS)                     $  (819,047)  $ 2,865,135
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL
  AND LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period
    of 12,727 and 13,906, respectively)           $    (64.35)  $    206.04
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT            $    (70.14)  $    201.99
                                                  ===========   ===========


                         See accompanying notes.



                  PROFUTURES DIVERSIFIED FUND, L.P.
    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
           For the Six Months Ended June 30, 2004 and 2003
                             (Unaudited)
                             -----------



                            Total              Partners' Capital
                          Number of   --------------------------------------
                            Units       General     Limited       Total
                          ---------   ----------  ------------  ------------

Balances at
   December 31, 2003        12,941    $  584,564  $ 33,041,117  $ 33,625,681

Net (loss) for the
 six months ended
 June 30, 2004                           (15,779)     (803,268)     (819,047)

Redemptions                   (495)            0    (1,337,759)   (1,337,759)
                            ------    ----------  ------------  ------------

Balances at
 June 30, 2004              12,446    $  568,785  $ 30,900,090  $ 31,468,875
                            ======    ==========  ============  ============

Balances at
   December 31, 2002        14,129    $  511,577  $ 31,618,764  $ 32,130,341

Net income for the
 six months ended
 June 30, 2003                            45,440     2,819,695     2,865,135

Redemptions                   (454)            0    (1,135,620)   (1,135,620)
                            ------    ----------  ------------  ------------

Balances at
 June 30, 2003              13,675    $  557,017  $ 33,302,839  $ 33,859,856
                            ======    ==========  ============  ============


Net asset value
 per unit at
  December 31, 2002                        $  2,274.04
                                           ===========
  June 30, 2003                            $  2,476.03
                                           ===========
  December 31, 2003                        $  2,598.48
                                           ===========
  June 30, 2004                            $  2,528.34
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

         H.  Interim Financial Statements

             In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2004, and the results of operations for the three and six months ended June 30, 2004 and 2003.

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

         Total management fees earned by ProFutures, Inc. for the six months ended June 30, 2004 and 2003 were $523,400 and $525,443, respectively. Such management fees earned for the three months ended June 30, 2004 and 2003 were $249,573 and $261,094, respectively. Management fees payable to ProFutures, Inc. as of June 30, 2004 and December 31, 2003 were $79,849 and $87,415, respectively.

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



                     PROFUTURES DIVERSIFIED FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2004 and 2003. This information has been derived from information presented in the financial statements.


                                                       Three months ended
                                                            June 30,
                                                       2004          2003
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $2,888.84     $2,463.57
                                                     ---------     ---------

         Income (loss) from operations:
           Total trading gains (losses) (1)            (320.57)        54.45
           Net investment (loss) (1)                    (39.93)       (41.99)
                                                     ---------     ---------

               Total income (loss) from operations     (360.50)        12.46
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $2,528.34     $2,476.03
                                                     =========     =========

         Total Return (3)                             (12.48)%        0.51 %
                                                      =======       =======

         Supplemental Data

         Ratios to average net asset value:
           Expenses prior to incentive fees (4)         7.23 %        6.30 %
           Incentive fees (3)                           0.00 %        0.38 %
                                                      -------       -------

               Total expenses                           7.23 %        6.68 %
                                                      =======       =======

               Net investment (loss) (2), (4)          (6.11)%       (5.20)%
                                                      =======       =======


                                                        Six months ended
                                                            June 30,
                                                       2004          2003
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $2,598.48     $2,274.04
                                                     ---------     ---------

         Income (loss) from operations:
           Total trading gains (1)                       94.61        328.33
           Net investment (loss) (1)                   (164.75)      (126.34)
                                                     ---------     ---------

               Total income (loss) from operations      (70.14)       201.99
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $2,528.34     $2,476.03
                                                     =========     =========

         Total Return (3)                              (2.70)%        8.88 %
                                                      =======       =======

         Supplemental Data

         Ratios to average net asset value:
           Expenses prior to incentive fees (4)         7.26 %        6.67 %
           Incentive fees (3)                           2.98 %        2.33 %
                                                      -------       -------

               Total expenses                          10.24 %        9.00 %
                                                      =======       =======

               Net investment (loss) (2), (4)          (6.25)%       (5.52)%
                                                      =======       =======


           Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

           --------------------
          (1) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. Total trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of total trading gains (losses) per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.
          (2)  Excludes incentive fees.
          (3)  Not annualized.
          (4)  Annualized.



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

         The Partnership's offering of Units of Limited Partnership Interest terminated in 1995.

     C. RESULTS OF OPERATIONS: The Partnership's net income (loss) for the six months ended June 30, 2004 and 2003 totaled:

                                                        2004          2003
                                                        ----          ----

              Three months ended March 31           $ 3,727,036   $ 2,685,023
              Three months ended June 30             (4,546,083)      180,112
                                                    ===========   ===========

                   Six months ended June 30         $  (819,047)  $ 2,865,135
                                                    ===========   ===========


         As of June 30, 2004, 12,446 Units are outstanding, including 225 General Partner Units, with an aggregate Net Asset Value of $31,468,875 ($2,528.34 per Unit). This represents a decrease in Net Asset Value of $2,156,806 compared with December 31, 2003. The decrease is caused by redemptions of limited partner units and a net loss for the six months ended June 30, 2004.

         As of June 30, 2003, 13,675 Units are outstanding, including 225 General Partner Units, with an aggregate Net Asset Value of $33,859,856 ($2,476.03 per Unit). This represents an increase in Net Asset Value of $1,729,515 compared with December 31, 2002, due to net income exceeding redemptions of limited partner units for the six months ended June 30, 2003.

         Second Quarter 2004
         -------------------

         The economic recovery continued in the second quarter of 2004, and most economic news was positive, though there was a little slowdown in June. The futures markets were again volatile, especially in energy, interest rates and currencies.

         The Partnership had a loss of 7.27% in April. The Partnership had large losses in metals, interest rates, equities and foreign currencies, as well as smaller losses in agriculture. The only bright spot was energy, where there were some modest gains.

         The Partnership had a loss of 0.33% in May. The Partnership had large gains in energy, with smaller gains in foreign currencies and base metals. There were losses in equities, agriculture, interest rates and precious metals. Campbell and Winton, our main trend-followers were essentially flat in May.

         The Partnership had a loss of 5.30% in June, which was another very volatile and difficult month in the markets. The Partnership had losses in nearly all sectors. Losses were especially large in foreign currencies and energy.

         Overall, the Partnership had a total return of (12.48)% for the quarter and (2.70)% for the six months ended June 30, 2004. For the second quarter 2004, the majority of the Partnership's trading gains were in the energy sector and the largest loss was in foreign currencies.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         At June 30, 2004, the Partnership has allocated notional funds to its trading advisors equal to approximately 45.97% of the Partnership's net assets, as compared to 36.69% at December 31, 2003. As a result, the relationship of the total Value at Risk as a percentage of total capitalization changed from 17.10% at December 31, 2003 to 10.86% at June 30, 2004.

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



August 11, 2004                    By /s/ GARY D. HALBERT
------------------------            -----------------------------------------
Date                                Gary D. Halbert, President and Director
                                    ProFutures, Inc.
                                    General Partner



August 11, 2004                   By /s/ DEBI B. HALBERT
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



Date:  August 11, 2004
       ----------------------------------



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



Date:  August 11, 2004
       ----------------------------------



/s/ DEBI B. HALBERT
-----------------------------------------
Debi B. Halbert, Chief Financial Officer
ProFutures, Inc., General Partner



                                 EXHIBIT 32.01
                                 CERTIFICATION
                                 -------------



I, Gary D. Halbert, the President of ProFutures, Inc., as General Partner of ProFutures Diversified Fund, L.P., certify that (i) the Form 10-Q for the quarter ended June 30, 2004 of ProFutures Diversified Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended June 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Diversified Fund, L.P.

                                       PROFUTURES DIVERSIFIED FUND, L.P.
                                       By:  ProFutures, Inc., General Partner



                                       By:  /s/ GARY D. HALBERT
                                            ---------------------------------
                                            Gary D. Halbert
                                            President
                                            August 11, 2004



                                 EXHIBIT 32.02
                                 CERTIFICATION
                                 -------------



I, Debi B. Halbert, the Chief Financial Officer of ProFutures, Inc., as General Partner of ProFutures Diversified Fund, L.P., certify that (i) the Form 10-Q for the quarter ended June 30, 2004 of ProFutures Diversified Fund, L.P.
fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended June 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Diversified Fund, L.P.

                                       PROFUTURES DIVERSIFIED FUND, L.P.
                                       By:  ProFutures, Inc., General Partner



                                       By:  /s/ DEBI B. HALBERT
                                            ---------------------------------
                                            Debi B. Halbert
                                            Chief Financial Officer
                                            August 11, 2004