Form 10-Q
period 2004-09-30
PROFUTURES DIVERSIFIED FUND L P
filed 2004-11-15
CIK 812192

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

      Re:  ProFutures Diversified Fund, L.P.
           Commission File Number 0-16898

Dear Sirs:

This filing contains Form 10-Q for the quarter ended September 30, 2004.

                                  Very truly yours,

                                  PROFUTURES DIVERSIFIED FUND, L.P.



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

      X  Quarterly Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

             For the Quarter Ended September 30, 2004
                          --------------

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

                                Yes
                                No   X



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.


                 PROFUTURES DIVERSIFIED FUND, L.P.
                 STATEMENTS OF FINANCIAL CONDITION
   September 30, 2004 (Unaudited) and December 31, 2003 (Audited)
                            -----------



                                                 September 30,  December 31,
                                                     2004           2003
                                                     ----           ----
ASSETS
  Equity in broker trading accounts
    Cash                                          $16,053,004   $19,912,171
    Unrealized gain on open
      futures contracts                             1,091,224     2,016,022
                                                  -----------   -----------

      Deposits with broker                         17,144,228    21,928,193

  Cash                                                  2,931         2,693
  Cash deposits in forward trading
    collateral accounts                            13,647,019    12,770,126
  Unrealized gain on open
    forward contracts                                 327,273       602,882
                                                  -----------   -----------

      Total assets                                $31,121,451   $35,303,894
                                                  ===========   ===========

LIABILITIES
  Accounts payable                                $    22,866   $    16,615
  Commissions and other trading fees
    on open contracts                                  31,723        42,749
  Incentive fees payable                                    0       609,264
  Management fees payable                             309,334       324,421
  Redemptions payable                                 173,324       685,164
                                                  -----------   -----------

      Total liabilities                               537,247     1,678,213
                                                  -----------   -----------

PARTNERS' CAPITAL (Net Asset Value)
  General Partner - 225 units outstanding
    at September 30, 2004 and December 31, 2003       567,372       584,564
  Limited Partners - 11,902 and 12,716 units
    outstanding at September 30, 2004 and
    December 31, 2003                              30,016,832    33,041,117
                                                  -----------   -----------

      Total partners' capital
        (Net Asset Value)                          30,584,204    33,625,681
                                                  -----------   -----------

                                                  $31,121,451   $35,303,894
                                                  ===========   ===========


                         See accompanying notes.



                    PROFUTURES DIVERSIFIED FUND, L.P.
                   CONDENSED SCHEDULES OF INVESTMENTS
      September 30, 2004 (Unaudited) and December 31, 2003 (Audited)
                               -----------



                                    September 30, 2004     December 31, 2003
                                   --------------------   --------------------

                                                 % of                   % of
                                              Net Asset              Net Asset
    Description                      Value      Value       Value      Value
    -----------                      -----    ---------     -----    ---------

LONG FUTURES CONTRACTS
----------------------

  Agricultural                     $   25,644    0.08 %   $   21,471    0.06 %
  Currency                            225,421    0.74 %      208,492    0.62 %
  Energy                              324,075    1.06 %      116,904    0.35 %
  Interest rate                       447,923    1.46 %      234,248    0.70 %
  Metal                               160,116    0.52 %      877,367    2.61 %
  Stock index                         (42,478)  (0.13)%      558,645    1.66 %
                                   ----------   -------   ----------   -------

  Total long futures contracts     $1,140,701    3.73 %   $2,017,127    6.00 %
                                   ----------   -------   ----------   -------

SHORT FUTURES CONTRACTS
-----------------------

  Agricultural                     $  137,662    0.45 %   $   13,648    0.04 %
  Currency                            (30,629)  (0.10)%      (13,476)  (0.04)%
  Energy                              (23,450)  (0.07)%            0    0.00 %
  Interest rate                        20,983    0.07 %       (9,156)  (0.03)%
  Metal                              (169,959)  (0.56)%       (1,161)   0.00 %
  Stock index                          15,916    0.05 %        9,040    0.03 %
                                   ----------   -------   ----------   -------

  Total short futures contracts    $  (49,477)  (0.16)%   $   (1,105)   0.00 %
                                   ----------   -------   ----------   -------

  Total futures contracts          $1,091,224    3.57 %   $2,016,022    6.00 %
                                   ==========   =======   ==========   =======

FORWARD CURRENCY CONTRACTS
--------------------------

  Long forward currency contracts  $ (738,749)  (2.42)%   $ (666,790)  (1.98)%
  Short forward currency contracts  1,066,022    3.49 %    1,269,672    3.77 %
                                   ----------   -------   ----------   -------

  Total forward currency contracts $  327,273    1.07 %   $  602,882    1.79 %
                                   ==========   =======   ==========   =======


                         See accompanying notes.



                    PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
          For the Three Months Ended September 30, 2004 and 2003
                               (Unaudited)
                               -----------



                                                      Three Months Ended
                                                         September 30,
                                                      2004          2003
                                                   ---------     ---------
TRADING GAINS (LOSSES)
  Gain (loss) from futures trading
    Realized                                      $    68,725   $(1,974,786)
    Change in unrealized                            1,111,364     2,037,514
    Brokerage commissions                            (198,143)     (223,557)
                                                  -----------   -----------

            Gain (loss) from futures trading          981,946      (160,829)
                                                  -----------   -----------

  Gain (loss) from forward trading
    Realized                                       (1,301,536)      116,910
    Change in unrealized                              690,812      (168,016)
                                                  -----------   -----------

            (Loss) from forward trading              (610,724)      (51,106)
                                                  -----------   -----------

            Total trading gains (losses)              371,222      (211,935)
                                                  -----------   -----------

NET INVESTMENT INCOME (LOSS)
  Income
    Interest income                                   115,072        77,833
                                                  -----------   -----------

  Expenses
    Incentive fees                                          0        43,271
    Management fees                                   518,419       509,648
    Operating expenses                                 46,657        54,722
                                                  -----------   -----------

            Total expenses                            565,076       607,641
                                                  -----------   -----------

            Net investment (loss)                    (450,004)     (529,808)
                                                  -----------   -----------

            NET (LOSS)                            $   (78,782)  $  (741,743)
                                                  ===========   ===========

NET (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period
    of 12,314 and 13,571, respectively)           $     (6.40)  $    (54.65)
                                                  ===========   ===========

(DECREASE) IN NET ASSET VALUE PER
  GENERAL AND LIMITED PARTNER UNIT                $     (6.28)  $    (53.94)
                                                  ===========   ===========


                         See accompanying notes.



                    PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF OPERATIONS
          For the Nine Months Ended September 30, 2004 and 2003
                               (Unaudited)
                               -----------



                                                      Nine Months Ended
                                                         September 30,
                                                      2004          2003
                                                   ---------     ---------
TRADING GAINS (LOSSES)
  Gain (loss) from futures trading
    Realized                                      $ 3,617,775   $ 6,048,182
    Change in unrealized                             (924,798)     (956,983)
    Brokerage commissions                            (646,415)     (630,048)
                                                  -----------   -----------

            Gain from futures trading               2,046,562     4,461,151
                                                  -----------   -----------

  Gain (loss) from forward trading
    Realized                                         (121,983)      116,910
    Change in unrealized                             (275,609)     (168,016)
                                                  -----------   -----------

            (Loss) from forward trading              (397,592)      (51,106)
                                                  -----------   -----------

            Total trading gains                     1,648,970     4,410,045
                                                  -----------   -----------

NET INVESTMENT INCOME (LOSS)
  Income
    Interest income                                   287,349       276,446
                                                  -----------   -----------

  Expenses
    Incentive fees                                  1,023,860       847,626
    Management fees                                 1,662,042     1,584,189
    Operating expenses                                148,246       131,284
                                                  -----------   -----------

            Total expenses                          2,834,148     2,563,099
                                                  -----------   -----------

            Net investment (loss)                  (2,546,799)   (2,286,653)
                                                  -----------   -----------

            NET INCOME (LOSS)                     $  (897,829)  $ 2,123,392
                                                  ===========   ===========

NET INCOME (LOSS) PER GENERAL
  AND LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period
    of 12,589 and 13,794, respectively)           $    (71.32)  $    153.93
                                                  ===========   ===========

INCREASE (DECREASE) IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT            $    (76.42)  $    148.05
                                                  ===========   ===========


                         See accompanying notes.



                  PROFUTURES DIVERSIFIED FUND, L.P.
    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
       For the Nine Months Ended September 30, 2004 and 2003
                             (Unaudited)
                             -----------



                            Total              Partners' Capital
                          Number of   --------------------------------------
                            Units       General     Limited       Total
                          ---------   ----------  ------------  ------------

Balances at
   December 31, 2003        12,941    $  584,564  $ 33,041,117  $ 33,625,681

Net (loss) for the
 nine months ended
 September 30, 2004                      (17,192)     (880,637)     (897,829)

Redemptions                   (814)            0    (2,143,648)   (2,143,648)
                            ------    ----------  ------------  ------------

Balances at
 September 30, 2004         12,127    $  567,372  $ 30,016,832  $ 30,584,204
                            ======    ==========  ============  ============

Balances at
   December 31, 2002        14,129    $  511,577  $ 31,618,764  $ 32,130,341

Net income for the
 nine months ended
 September 30, 2003                       33,306     2,090,086     2,123,392

Redemptions                   (752)            0    (1,852,248)   (1,852,248)
                            ------    ----------  ------------  ------------

Balances at
 September 30, 2003         13,377    $  544,883  $ 31,856,602  $ 32,401,485
                            ======    ==========  ============  ============


Net asset value
 per unit at
  December 31, 2002                        $  2,274.04
                                           ===========
  September 30, 2003                       $  2,422.09
                                           ===========
  December 31, 2003                        $  2,598.48
                                           ===========
  September 30, 2004                       $  2,522.06
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

         H.  Interim Financial Statements

             In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2004, and the results of operations for the three and nine months ended September 30, 2004 and 2003.

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

         ProFutures, Inc. has a callable stock subscription agreement with ABN AMRO Incorporated (ABN), the Partnership's broker, whereby ABN has subscribed to purchase (up to $7,000,000 subject to conditions set forth in the subscription agreement as amended effective May 20, 2002) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner's net worth requirements.



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

         Total management fees earned by ProFutures, Inc. for the nine months ended September 30, 2004 and 2003 were $757,537 and $772,196, respectively. Such management fees earned for the three months ended September 30, 2004 and 2003 were $234,136 and $246,753, respectively. Management fees payable to ProFutures, Inc. as of September 30, 2004 and December 31, 2003 were $77,322 and $87,415, respectively.

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



                     PROFUTURES DIVERSIFIED FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



Note 8.  FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2004 and 2003. This information has been derived from information presented in the financial statements.


                                                       Three months ended
                                                          September 30,
                                                       2004          2003
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $2,528.34     $2,476.03
                                                     ---------     ---------

         Income (loss) from operations:
           Total trading gains (losses) (1)              30.27        (14.90)
           Net investment (loss) (1)                    (36.55)       (39.04)
                                                     ---------     ---------

               Total (loss) from operations              (6.28)       (53.94)
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $2,522.06     $2,422.09
                                                     =========     =========

         Total Return (3)                              (0.25)%       (2.18)%
                                                      =======       =======

         Supplemental Data

         Ratios to average net asset value:
           Expenses prior to incentive fees (4)         7.34 %        6.95 %
           Incentive fees (3)                           0.00 %        0.13 %
                                                      -------       -------

               Total expenses                           7.34 %        7.08 %
                                                      =======       =======

               Net investment (loss) (2), (4)          (5.85)%       (5.99)%
                                                      =======       =======


                                                       Nine months ended
                                                          September 30,
                                                       2004          2003
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------

         Per Unit Performance
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at
           beginning of period                       $2,598.48     $2,274.04
                                                     ---------     ---------

         Income (loss) from operations:
           Total trading gains (1)                      125.88        313.82
           Net investment (loss) (1)                   (202.30)      (165.77)
                                                     ---------     ---------

               Total income (loss) from operations      (76.42)       148.05
                                                     ---------     ---------

         Net asset value per unit at
           end of period                             $2,522.06     $2,422.09
                                                     =========     =========

         Total Return (3)                              (2.94)%        6.51 %
                                                      =======       =======

         Supplemental Data

         Ratios to average net asset value:
           Expenses prior to incentive fees (4)         7.29 %        6.76 %
           Incentive fees (3)                           3.09 %        2.50 %
                                                      -------       -------

               Total expenses                          10.38 %        9.26 %
                                                      =======       =======

               Net investment (loss) (2), (4)          (6.13)%       (5.67)%
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



                     PROFUTURES DIVERSIFIED FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               (Unaudited)
                               -----------



Note 9.  SUBSEQUENT EVENTS
         -----------------

         During October 2004, the General Partner decided to change the Partnerships primary broker from ABN to Man Financial Inc. (MFI).

         On October 22, 2004, ProFutures, Inc. entered into a callable stock subscription agreement with MFI, whereby MFI has subscribed to purchase (up to $7,000,000, subject to conditions set forth in the stock subscription agreement dated October 22, 2004) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partners net worth requirements. On October 28, 2004, ProFutures, Inc. terminated the callable stock subscription agreement with ABN.

         Effective October 15, 2004, ProFutures, Inc. terminated the consulting agreement between Kenmar and the Partnership. Accordingly, Kenmar was paid a pro rated monthly management fee for the period October 1, 2004 through October 15, 2004. Effective October 16, 2004, the General Partner will receive from the Partnership an additional monthly management fee of .0625% (.75% annually) of the Partnerships month-end net asset value.

         On October 25, 2004, the Partnership entered into a consulting agreement effective November 1, 2004, with Altegris Investments, Inc. (Altegris), whereby Altegris will recommend the selection and termination of the Partnerships trading advisors and the allocation and reallocation of the Partnerships assets. Pursuant to the consulting agreement, Altegris will receive a monthly consulting fee equal to .0208% (.25% annually) of the Partnerships month-end net asset value.



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

         Subsequent Material Contract
         ----------------------------

         Subsequent to the date of this Form 10-Q, the Partnership terminated its Consulting Agreement with Kenmar Global Strategies Inc. (Kenmar) pursuant to which the Partnership had paid Kenmar a monthly management fee equal to 1/12 of 1.00% of the month-end Net Asset Value of the Partnership, a 1% annual rate, in exchange for Kenmars provision of certain services.

         Effective November 1, 2004, the Partnership engaged both Altegris Investments, Inc. (Altegris) and the Partnerships general partner, ProFutures, Inc. (PFI) to perform, in the aggregate, the services previously provided by Kenmar. The Partnership has agreed to pay Altegris a consulting fee equal to 1/12 of 0.25% (0.25% annually) of the month-end Net Asset Value of the Partnership in exchange for which Altegris will (i) recommend to PFI the selection and termination of trading advisors for the Partnership as well as the allocation and reallocation of assets among such trading advisors; (ii) monitor performance of the Partnerships accounts on a daily basis; and (iii) provide certain periodic reports and other information to PFI in trading advisors. The Partnership has agreed to pay PFI a management fee equal to 1/12 of 0.75% (0.75% annually) of the month-end Net
         Asset Value of the Partnership in exchange for which PFI will (i) assemble and report information concerning management and incentive fees payable by the Partnership; (ii) maintain records detailing allocation of investments between trading advisors, including notional funds and leverage percentages; (iii) prepare and distribute to trading advisors reports notifying of changes in allocation levels; and (iv) provide other valuable mid-office services previously performed by Kenmar which are not being performed by Altegris.

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

         The Partnership's offering of Units of Limited Partnership Interest terminated in 1995.

     C. RESULTS OF OPERATIONS: The Partnership's net income (loss) for the nine months ended September 30, 2004 and 2003 totaled:

                                                        2004          2003
                                                        ----          ----

              Three months ended March 31           $ 3,727,036   $ 2,685,023
              Three months ended June 30             (4,546,083)      180,112
              Three months ended September 30           (78,782)     (741,743)
                                                    -----------   -----------

                  Nine months ended September 30    $  (897,829)  $ 2,123,392
                                                    ===========   ===========


         As of September 30, 2004, 12,127 Units are outstanding, including 225 General Partner Units, with an aggregate Net Asset Value of $30,584,204 ($2,522.06 per Unit). This represents a decrease in Net Asset Value of $(3,041,477) compared with December 31, 2003. The decrease is caused by redemptions of limited partner units and a net loss for the nine months ended September 30, 2004.

         As of September 30, 2003, 13,377 Units are outstanding, including 225 General Partner Units, with an aggregate Net Asset Value of $32,401,485 ($2,422.09 per Unit). This represents an increase in Net Asset Value of $271,144 compared with December 31, 2002, due to net income exceeding redemptions of limited partner units for the nine months ended September 30, 2003.

         Third Quarter 2004
         ------------------

         The economy continued to grow in the third quarter of 2004, though at a slower pace. The economic news was a little more mixed, with both good news and not-so-good news. Overall though, the growth is continuing, though rising oil prices, trading above $50 a barrel, could put a damper on things in the coming months.

         The Partnership had a loss of 0.50% in July 2004. It was once again a very difficult month in the markets, especially for trend followers. The Partnership had large gains in energy, with smaller gains in agricultural commodities and foreign currencies. However, these gains were offset by losses in equities, interest rates and metals.

         The Partnership had a gain of 0.41% in August 2004. The Fund started out strong in August, but some of the gains were lost as some of the trends reversed. The Partnership had gains in bonds and interest rates, with smaller gains in equities. There were losses mainly in foreign currencies, metals and agricultural commodities.

         The Partnership had a loss of 0.16% in September 2004. The Partnership had large gains in energy, capitalizing on the recent surges in oil prices. There were also smaller gains in agricultural commodities. There were also losses in equities, foreign currencies, interest rates and metals.

         Overall, the Partnership ended the third quarter 2004 with a total return of (0.25)% for the quarter and (2.94)% for the nine months ended September 30, 2004. For the third quarter 2004, the majority of the Partnership's trading gains were in the energy and interest rates sectors and the largest losses were in the equities and foreign currencies sectors.

         Second Quarter 2004
         -------------------

         The economic recovery continued in the second quarter of 2004, and most economic news was positive, though there was a little slowdown in June. The futures markets were again volatile, especially in energy, interest rates and currencies.

         The Partnership had a loss of 7.27% in April 2004. The Partnership had large losses in metals, interest rates, equities and foreign currencies, as well as smaller losses in agriculture. The only bright spot was energy, where there were some modest gains.

         The Partnership had a loss of 0.33% in May 2004. The Partnership had large gains in energy, with smaller gains in foreign currencies and base metals. There were losses in equities, agriculture, interest rates and precious metals. Campbell and Winton, our main trend-followers were essentially flat in May.

         The Partnership had a loss of 5.30% in June 2004, which was another very volatile and difficult month in the markets. The Partnership had losses in nearly all sectors. Losses were especially large in foreign currencies and energy.

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



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         At September 30, 2004, the Partnership has allocated notional funds to its trading advisors equal to approximately 46.32% of the Partnership's net assets, as compared to 36.69% at December 31, 2003. The relationship of the total Value at Risk as a percentage of total capitalization changed from 17.10% at December 31, 2003 to 14.23% at September 30, 2004.

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



November 11, 2004                 By /s/ GARY D. HALBERT
------------------------            -----------------------------------------
Date                                Gary D. Halbert, President and Director
                                    ProFutures, Inc.
                                    General Partner



November 11, 2004                 By /s/ DEBI B. HALBERT
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



Date:  November 11, 2004
       ----------------------------------



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



Date:  November 11, 2004
       ----------------------------------



/s/ DEBI B. HALBERT
-----------------------------------------
Debi B. Halbert, Chief Financial Officer
ProFutures, Inc., General Partner



                                 EXHIBIT 32.01
                                 CERTIFICATION
                                 -------------



I, Gary D. Halbert, the President of ProFutures, Inc., as General Partner of ProFutures Diversified Fund, L.P., certify that (i) the Form 10-Q for the quarter ended September 30, 2004 of ProFutures Diversified Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended September 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Diversified Fund, L.P.

                                       PROFUTURES DIVERSIFIED FUND, L.P.
                                       By:  ProFutures, Inc., General Partner



                                       By:  /s/ GARY D. HALBERT
                                            ---------------------------------
                                            Gary D. Halbert
                                            President
                                            November 11, 2004



                                 EXHIBIT 32.02
                                 CERTIFICATION
                                 -------------



I, Debi B. Halbert, the Chief Financial Officer of ProFutures, Inc., as General Partner of ProFutures Diversified Fund, L.P., certify that (i) the Form 10-Q for the quarter ended September 30, 2004 of ProFutures Diversified Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended September 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Diversified Fund, L.P.

                                       PROFUTURES DIVERSIFIED FUND, L.P.
                                       By:  ProFutures, Inc., General Partner



                                       By:  /s/ DEBI B. HALBERT
                                            ---------------------------------
                                            Debi B. Halbert
                                            Chief Financial Officer
                                            November 11, 2004