Form 10-K
period 2004-12-31
PROFUTURES DIVERSIFIED FUND L P
filed 2005-03-31
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2004
                             --------------------

                        Commission File number 0-16898
                               ----------------

                       ProFutures Diversified Fund, L.P.
                          --------------------------
             (Exact name of Partnership as specified in charter)

             Delaware                                  75-2197831
----------------------------------       --------------------------------------
      (State of organization)             (I.R.S. Employer Identification No.)

                               ProFutures, Inc.
                              11719 Bee Cave Road
                                   Suite 200
                              Austin, Texas 78738
                             --------------------
                   (Address of principal executive offices)
                        Partnership's telephone number
                                (800) 348-3601
                             --------------------
          Securities registered pursuant to Section 12(b) of the Act

        Title of each class.          Name of each exchange on which registered.
-----------------------------------   ------------------------------------------

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

Not applicable

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Financial Statements for the Years ended December 31, 2004, 2003 and 2002 with Report of Independent Registered Public Accounting Firm, the annual report to securities holders for the fiscal year ended December 31, 2004, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith. Portions of the Registrant's Prospectus dated July 31, 1994 and Supplement dated January 31, 1995 Post-Effective Amendment No. 3 dated June 23, 1995 also are incorporated by reference in Part I, Part II, Part III and Part IV of this Form 10-K

                                    PART I

Item 1.   Business.

General
-------

      ProFutures Diversified Fund, L.P. (the "Partnership") is a limited partnership organized on March 10, 1987, under the laws of the State of Delaware. The business of the Partnership is the speculative trading of futures contracts and other financial instruments. The Partnership commenced its business operation in August 1987 under the name ATA Research/ProFutures Diversified Fund, L.P. Effective June 1, 2000, the Partnership changed its name from ATA Research/ProFutures Diversified Fund, L.P. to ProFutures Diversified Fund, L.P. Effective October 1, 2000, ATA Research, Inc., the Partnership's co-general partner, withdrew as co-general partner. ProFutures, Inc. remains as the sole General Partner. The office of the Partnership is located at 11719 Bee Cave Road, Suite 200, Austin, Texas 78738; the telephone number is (800) 348-3601.

Trading Activity
----------------

      ProFutures, Inc., a Texas corporation, is the General Partner of the Partnership which administers the business and affairs of the Partnership (exclusive of its trading operations). Trading decisions are made by independent Commodity Trading Advisors chosen by the General Partner. At December 31, 2004, there are three Commodity Trading Advisors: Campbell & Company, Inc., Grinham Managed Funds Pty. Ltd., and Winton Capital Management Limited (collectively, the "Advisors"). All advisory fees are paid by the Partnership. Advisors may be changed from time to time by the General Partner.

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

Fees, Compensation and Expenses
-------------------------------

      The Partnership pays the General Partner a monthly management fee of 1/4 of 1% (3% annually) of month-end Net Asset Value. Effective October 16, 2004, the Partnership pays the General Partner an additional monthly management fee of .0625% (.75% annually) of the Partnership's month-end Net Asset Value for consulting services rendered to the Partnership.

      On October 25, 2004, the Partnership entered into a consulting agreement effective November 1, 2004, with Altegris Investments, Inc. (Altegris), whereby Altegris will recommend the selection and termination of the Advisors and the allocation and reallocation of the Partnership's assets. Pursuant to the consulting agreement, Altegris receives a monthly consulting fee equal to .0208% (.25% annually) of the Partnership's month-end Net Asset Value. The consulting fee (included in management fees in the statement of operations) earned by Altegris totaled $13,651 for the year ended December 31, 2004.

      Prior to October 15, 2004, Kenmar Global Strategies Inc. (Kenmar) assisted the General Partner in making decisions about which Advisors to hire, the allocations among the Advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar received a monthly management fee of 1/12 of 1% (1% annually) of month-end Net Asset Value. Effective October 15, 2004, ProFutures, Inc. terminated the consulting agreement between Kenmar and the Partnership. Accordingly, Kenmar was paid a pro rated monthly management fee for the period October 1, 2004 through October 15, 2004. Management fees earned by Kenmar totaled $266,317, $342,122 and $308,546 for the years ended December 31, 2004, 2003 and 2002, respectively.

      The current Advisors receive management fees ranging from 1% to 2% annually of Allocated Net Asset Value (as defined in the trading advisory contracts). Each of the Advisors receives a quarterly incentive fee of 20% of Trading Profits (as defined). The quarterly incentive fees are payable only on cumulative profits achieved by each Advisor. For example, if one of the Advisors to the Partnership experiences a loss after an incentive fee payment is made, that Advisor retains such payments but receives no further incentive fees until such Advisor has recovered the loss and then generated subsequent Trading Profits since the last incentive fee was paid such Advisor. An incentive fee may be paid to one Advisor but the Partnership may experience no change or a decline in its Net Asset Value because of the performance of another Advisor. The General Partner may allocate or reallocate the Partnership's assets at any time among the current Advisors or any others that may be selected. Upon termination of an Advisor's contract, or at any other time in the discretion of the General Partner, the Partnership may employ other advisors whose compensation may be calculated without regard to the losses which may be incurred by the present Advisors. Similarly, the Partnership may renew its relationship with each Advisor on the same or different terms.

      Notional Funding Note: As of December 31, 2004, the Partnership has allocated notional funds to Advisors equal to approximately 35% of the Partnership's cash and/or other margin - qualified assets. Of course, this percentage may be higher or lower over any given 12 month period. The management fees paid to an Advisor, if any, are a percentage of the nominal account size of the account if an account had been notionally funded. The nominal account size is equal to a specific amount of funds initially allocated to an Advisor which increases by profits and decreases by losses in the account, but not by additions to or withdrawals of actual funds from the account. Some, but not all, Advisors are expected to be allocated notional funds, and not all of the Advisors allocated notional funds are expected to be paid management fees. Further, the amount of cash and/or other margin-qualified assets in an account managed by an Advisor will vary greatly at various times in the course of the Partnership's business, depending on the General Partner's general allocation strategy and pertinent margin requirements for the trading strategies undertaken by an Advisor.

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

Brokerage Arrangements
----------------------

      The Partnership deposits funds with Man Financial Inc. to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such broker. The Partnership earns interest income on its assets deposited with the broker.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

      During the fourth quarter of the fiscal year ended December 31, 2004, no matters were submitted to a vote of the holders of Units of Limited Partnership Interest ("Units") through the solicitation of proxies or otherwise.

                                    PART II

Item 5.   Market for Partnership's Securities and Related Security Holder
          Matters.

      The Partnership has filed a registration statement with the Securities and Exchange Commission for the sale of up to $38,547,364 in Units of Limited Partnership Interest. Such registration statement became effective as of July 31, 1994. This offering was extended on January 31, 1995 and continued through April 30,

      1995. On June 23, 1995, Post-Effective Amendment No. 3 was filed to deregister $20,721,920 of Units of Limited Partnership Interest. As of December 31, 2004, a total of 11,882 Units are outstanding and held by 861 Unit holders, including 225 Units held by the General Partner and its principals. During the calendar year 2004, a total of 1063 Units were redeemed.

      The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to its Unit holders. The General Partner made no distributions as of December 31, 2004, or as of the date hereof. A Limited Partner may request and receive redemption of Units subject to restrictions in the limited partnership agreement.

Item 6.   Selected Financial Data.

      Following is a summary of certain financial information for the Partnership for the calendar years 2004, 2003, 2002, 2001 and 2000.

                                                                 2004
                                                           ---------------


Realized Gains (Losses)                               $        7,550,029
Change in Unrealized
   Gains (Losses) on
   Open Contracts                                             (2,384,308)
Interest Income                                                  442,893
Management Fees                                                2,160,170
Incentive Fees                                                 1,138,118
Net Income (loss)                                              1,251,915
General Partner Capital                                          607,384
Limited Partner Capital                                       31,474,269
Partnership Capital                                           32,081,653
Net Asset Value per General
   And Limited Partner Unit
   at End of Year                                               2,699.92
Net Income (loss) per Unit*                                       100.52

                                                                 2003
                                                          ----------------


Realized Gains (Losses)                               $        8,453,501
Change in Unrealized
   Gains (Losses) on
   Open Contracts                                                285,932
Interest Income                                                  352,209
Management Fees                                                2,130,952
Incentive Fees                                                 1,456,891
Net Income (loss)                                              4,462,334
General Partner Capital                                          584,564
Limited Partner Capital                                       33,041,117
Partnership Capital                                           33,625,681
Net Asset Value per General
   And Limited Partner Unit
   at End of Year                                               2,598.48
Net Income (loss) per Unit*                                       326.46


                                                                 2002
                                                          ----------------

Realized Gains (Losses)                               $        6,268,491
Change in Unrealized
   Gains (Losses) on
   Open Contracts                                                659,039
Interest Income                                                  510,306
Management Fees                                                2,065,751
Incentive Fees                                                 1,104,271
Net Income (loss)                                              3,057,896
General Partner Capital                                          511,577
Limited Partner Capital                                       31,618,764
Partnership Capital                                           32,130,341
Net Asset Value per General
   and Limited Partner Unit
   at End of Year                                               2,274.04
Net Income (loss) per Unit*                                       201.95

                                                                 2001
                                                          ----------------


Realized Gains (Losses)                               $        2,875,708
Change in Unrealized
   Gains (Losses) on
   Open Contracts                                                365,300
Interest Income                                                1,309,764
Management Fees                                                2,385,535
Incentive Fees                                                   656,540
Net Income (loss)                                                201,219
General Partner Capital                                          458,665
Limited Partner Capital                                       33,325,130
Partnership Capital                                           33,783,795
Net Asset Value per General
   and Limited Partner Unit
   at End of Year                                               2,038.84
Net Income (loss) per Unit*                                        11.05


                                                                 2000
                                                          ----------------


Realized Gains (Losses)                               $       (8,292,461)
Change in Unrealized
   Gains (Losses) on
   Open Contracts                                             (2,089,239)
Interest Income                                                3,045,014
Management Fees                                                2,906,733
Incentive Fees                                                 1,049,494
Net Income (loss)                                            (13,427,731)
General Partner Capital                                          455,817
Limited Partner Capital                                       40,014,820
Partnership Capital                                           40,470,637
Net Asset Value per General
   and Limited Partner Unit
   at End of Year                                               2,026.18
Net Income (loss) per Unit*                                      (548.00)

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

      (c) Results of Operations. The Partnership's net income (loss) for each quarter of the years ended December 31, 2004 and 2003 consisted of the following:

                               1st Qtr 2004    2nd Qtr 2004    3rd Qtr 2004   4th Qtr 2004
                               -----------------------------------------------------------

Gain (loss) from trading         $5,320,555    $(4,042,807)        $371,222     $2,660,482
Net investment (loss)           (1,593,519)       (503,276)       (450,004)      (510,738)
Net Income (Loss)                 3,727,036     (4,546,083)        (78,782)      2,149,744

Net income (loss) per Unit           290.01        (360.71)          (6.40)         178.43
Increase (decrease) in               290.36        (360.50)          (6.28)         177.86
  Net Asset Value per Unit

Net Asset Value per Unit           2,888.84        2,528.34        2,522.06       2,699.92
  at end of period

                               1st Qtr 2003    2nd Qtr 2003    3rd Qtr 2003   4th Qtr 2003
                               -----------------------------------------------------------

Gain (loss) from trading         $3,863,024        $758,956      $(211,935)     $3,458,645
Net investment (loss)           (1,178,000)       (578,844)       (529,808)    (1,119,704)
Net Income (Loss)                 2,685,024         180,112       (741,743)      2,338,941

Net income (loss) per Unit           191.41           13.07         (54.65)         175.93
Increase (decrease) in               189.53           12.46         (53.94)         176.39
   Net Asset Value per Unit

Net Asset Value per Unit           2,463.57        2,476.03        2,422.09       2,598.48
   at end of period

Due to the speculative nature of trading commodity interests, the Partnership's income or loss from operations may vary widely from period to period. Management cannot predict whether the Partnership's future Net Asset Value per Unit will increase or experience a decline.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

Year Ended December 31, 2004
----------------------------

2004 had net income of $1,251,915 or $100.52 per Unit. At December 31, 2004, partners' capital totaled $32,081,653, a net decrease of $1,544,028 from December 31, 2003 including capital redemptions of $2,805,458. Net Asset Value per Unit at December 31, 2004 amounted to $2,699.92, as compared to $2,598.48 at December 31, 2003, an increase of 3.90%.

The net income for 2004 resulted primarily from trading gains in the energy and interest rates market sectors, offset by losses in the agricultural and metals market sectors.

Fourth Quarter 2004
-------------------

The fourth quarter continued to be volatile for the markets, especially the commodity markets. Oil and currencies were especially volatile. Many believe the commodity markets will continue to be volatile due in part to increasing demands on commodities from rapidly growing economies in China and India.

The Partnership had a gain of 2.87% in October. The Partnership achieved gains in interest rates, foreign currencies and energy, with smaller gains in stock indices. There were losses in base metals, with smaller losses in agricultural commodities.

The Partnership had a gain of 4.79% in November. The Partnership's largest gains were in foreign currencies (the dollar declined in value significantly), stock indices, interest rates and metals. The Partnership experienced small losses in energy and certain agricultural commodities.

The Partnership had a loss of 0.69% in December. The Partnership had the largest gains in equities, with smaller gains in interest rates. There were losses in energy, foreign currencies, metals and certain agricultural commodities.

The Partnership ended the year with a modest gain.

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

The Partnership had a loss of 0.33% in May 2004. The Partnership had large gains in energy, with smaller gains in foreign currencies and base metals. There were losses in equities, agriculture, interest rates and precious metals. Campbell and Winton, our main trend- followers were essentially flat in May.

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

The Partnership had a gain of 1.55% in January 2004. There were gains in foreign currencies, stock indices and base metals, with smaller gains in energy and interest rates. There were some losses in agriculture and precious metals.

In February 2004, the Partnership had a gain of 8.80%. The largest gains were in foreign currencies and interest rates, with smaller gains in energy, agricultural commodities, metals and stock indices.

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

The Partnership had a gain of 2.99% in October 2003. The Partnership had large gains in foreign currencies and stock indices, with smaller gains in agricultural commodities and base metals. There were some losses in interest rates and energy.

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

The Partnership had a loss of 3.46% in July. The Partnership had losses in bonds and other interest rate contracts and foreign currencies. There were gains in stock indices, metals, energy and certain agricultural commodities.

In August 2003, the Partnership had a gain of 1.22%. The Partnership had gains in foreign currencies, energy, stock indices and metals. There were losses in bonds and certain agricultural commodities.

In September 2003, the Partnership had a small gain of 0.10%. The Partnership had gains in foreign currencies, which were offset by losses in energy. The other sectors were generally flat.

The Partnership had a total return of (2.18)% for the quarter and 6.51% for the nine months ended September 30, 2003. For the third quarter 2003, the majority of the Partnership's trading gains were in stock indices and the largest loss was in energy. In September 2003, two new traders, Rhicon Currency and Conquest Capital, were added to the Partnership.

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

In May 2003, the Partnership gained 4.95%. The Partnership had gains in interest rates, especially bonds. There were also gains in currencies, metals, and stock indices. There were some losses in energy and certain agricultural commodities.

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

In January 2003, the Partnership gained 5.32%. There were large gains in foreign currencies and energy, with smaller gains in interest rates, precious and base metals and stock indices. There were some small losses in grains.

In February 2003 , the Partnership gained 8.19%. There were large gains in energy, with smaller gains in interest rates and currencies. There were some small losses in stock indices and metals. Most other sectors were basically flat.

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

In November, the Partnership lost another 2.14%. There were gains in foreign currencies, base metals, and stock indices but these were offset by losses in interest rates, energy and precious metals.

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

In July, the Partnership gained 6.89%. There were gains in interest rates and stock indices along with gains in certain agricultural commodities. These gains were partially offset by losses in the energy complex and metals.

In August, the Partnership gained another 3.87%. Again, there were gains in interest rate markets. There were also gains in energy, precious metals, grains and livestock. There were losses in foreign currencies, stock index futures, and base metals.

In September, the Partnership had yet another gain of 4.94%. There were gains in interest rates along with gains in stock indices and energy. There were losses in precious metals.

The Partnership had a total return of 16.51% for the quarter and 13.29% for the nine months ended September 30, 2002. For the third quarter 2002, the majority of the Partnership's trading gains were in interest rate futures and stock index futures and the largest loss was in foreign currencies.

Second Quarter 2002
-------------------

The futures markets continued to be volatile in the second quarter of 2002, though there was a surge at the end of the quarter. The extreme volatility of the equity markets, mainly on the downside, had a major impact on the commodities markets. Many of the US and overseas stock indices and foreign currencies were very active. Some of this was the result of the corporate scandals that continue to rock the markets.

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

In June, the Partnership had a gain of 10.26%. There were gains in Euro futures, and a gain in EuroDollar futures. There were also gains in various stock indices. There were losses in British Pounds, the Nikkei Stock Index, and Gold, but these were more than offset by the gains.

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

In January 2002, the Partnership lost 6.25%. There were large losses in stock indices and agricultural commodities. Large losses were also incurred in interest rates and metals. Many of the other sectors were essentially flat.

In February 2002, the Partnership lost 5.58%. The Partnership once again experienced losses in stock indices and interest rates. In addition, there were also losses in the energy complex and foreign currencies. There were some gains in agricultural commodities and precious metals. These however, were not enough to offset the losses.

In March 2002, the Partnership managed to gain 3.97%. There were gains in the energy complex, including Brent Crude Oil and Unleaded Gas. There were also some gains in bonds and stock indices. There were losses in currencies, including the Japanese Yen and the Swiss Franc. There were also some small losses in cotton and aluminum. These losses however were not enough to offset the gains.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2004 and 2003. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2004 and 2003, the Partnership's total capitalization was approximately $32.1 million and $33.6 million, respectively.

                                December 31,                               December 31,
                                    2004                                       2003
                             -------------------                       -------------------
                                             % of                                      % of
                           Value at          Total                 Value at            Total
    Market Sector           Sector       Capitalization              Risk          Capitalization
  -----------------         ------       --------------              ----          --------------
  Agriculture          $     213,471            0.67%         $     110,000              0.33%
  Currencies               1,267,315            3.95%             1,348,000              4.01%
  Energy and Other           135,190            0.42%               584,000              1.74%
  Stock Indices            1,753,085            5.46%             1,675,000              4.99%
  Interest Rates           1,231,253            3.84%             1,520,000              4.52%
  Metals                     328,433            1.02%               509,000              1.51%
                          ----------          -------             ---------            -------

       Total              $4,928,747           15.36%            $5,746,000             17.10%
                          ==========           ======            ==========             ======

The following table indicates the total annual returns for 2004 by market category based on trading gains and losses (before commissions, interest, other fees and expenses) earned during the year. These returns are calculated based on the net asset value per unit at the beginning of the fiscal year 2004.

                                              Trading
                                            Gain/(Loss)
                                            -----------
  Agriculture                                 (0.08)%
  Currencies                                   0.06 %
  Energy and Other                             5.29 %
  Stock Indices                                0.57 %
  Interest Rates                              10.25 %
  Metals                                      (0.12)%
                                            -----------
                                              15.97 %
                                            ===========


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

The following were the primary trading risk exposures of the Partnership as of and during the year ended December 31, 2004, by market sector.

Stock Indices
-------------

The Partnership's primary equity exposure is to fluctuations in equity prices. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2004, the Partnership's exposure was to stock indices in the U.S., European, Australian and Asian markets. The General Partner anticipates that the Partnership will primarily be exposed to the risk of adverse price trends or static markets in the major U.S. and global equity indices.

Metals
------

The Partnership's primary metals market exposure is to fluctuations in the price of both precious and base metals. As of December 31, 2004, the Partnership's primary exposures were to aluminum, nickel, copper, tin, gold, silver, lead and zinc. The General Partner anticipates that the Partnership will continue to be exposed to the metals markets.

Agriculture
-----------

The Partnership's primary agriculture commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. The Partnership's agriculture commodities exposure was primarily to pork bellies, cattle, cotton, lumber and soy bean products as of December 31, 2004. The General Partner anticipates that agriculture commodities such as meats and fibers may also be a potential market exposure.

Currencies
----------

The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades long and short positions in a large number of currencies, including cross-currency positions between two currencies other than the U.S. dollar. As of December 31, 2004, the Partnership's primary exposures were in Australian Dollars, Canadian Dollars British Pounds, Japanese Yen, Swiss Francs and Euros. The General Partner anticipates that the risk profile of the Partnership's currency sector will predominantly relate to the U.S. and major European and Asian countries. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.

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

Item 11.  Executive Compensation.

      As discussed above, the Partnership does not have any officers, directors or employees. The General Partner received monthly management fees which aggregated $1,050,783 for 2004.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      (a) As of December 31, 2004, a total of 11,882 Units are issued and outstanding, representing 1 General Partner and 860 Limited Partners. The Partnership knows of no one person who owns beneficially more than 5% of the Units of Limited Partnership Interest.

      (b) The General Partner and its principals owned 225 Units as of December 31, 2004, having an aggregate value of $607,384, which is approximately 1.9% of the Net Asset Value of the Partnership

      (c)   Changes in control. None have occurred and none are expected.

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

Item 14.  Principal Accounting Fees and Services.

      Arthur F. Bell, Jr. & Associates, L.L.C. billed the Partnership aggregate fees for services rendered to the Partnership for the last two fiscal years as follows:

                                              2004           2003

            Audit Fees (1)                $      49,936   $     42,611
            Audit-Related Fees (2)        $      39,330   $     25,614
            Tax Fees (3)                  $       7,703   $      4,242
            All Other Fees (4)            $       3,600   $      2,600

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

                                    PART IV

Item 15.  Exhibits and Financial Statement Schedules.

          (a)(1)    Financial Statements.

                    The following are included with the 2004 Report of Independent Registered Public Accounting Firm, a copy of which is filed herewith as Exhibit 13.01

                        Affirmation of ProFutures, Inc.
                        Report of Independent Registered Public Accounting Firm Statements of Financial Condition
                        Condensed Schedules of Investments
                        Statements of Operations
                        Statements of Changes in Partners' Capital
                        Notes to Financial Statements


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

                                        Financial Group, Inc. and certain
                                        Additional Selling Agents.
                    *3.1                Agreement of Limited Partnership
                                        (attached to the Prospectus as Exhibit
                                        A).
                    *3.2                Subscription Agreement and Power of
                                        Attorney (attached to the Prospectus
                                        as Exhibit B).
                    *3.3                Request for Redemption Form (attached
                                        to the Prospectus as Exhibit C).
                    *5.1                Opinion of Counsel as to the legality
                                        of the Units.
                    *8.1                Tax Opinion of Counsel
                    10.4                Form of Consulting Agreement between
                                        the Registrant and Kenmar Global
                                        Strategies Inc.
                    *10.6               Form of Amended and Restated Stock
                                        Subscription Agreement by and between
                                        ABN AMRO Incorporated and ProFutures,
                                        Inc.

     ---------
* The foregoing forms of exhibits were filed in the April 6, 1987 Registration Statement No. 33-13008 and/or Post-Effective Amendment No. 1 thereto filed March 11, 1988, and/or the June 5, 1991 Registration Statement No. 33-41073, and/or Pre-Effective Amendment No. 1 thereto filed August 8, 1991, and/or Post-Effective Amendment No. 1 thereto filed March 26, 1992; and/or the October 14, 1992 Registration Statement No. 33-53324, and/or the November 17, 1992 Pre-effective Amendment No. 1 thereto and/or the July 2, 1993 Registration Statement No. 33-65596, and/or the Pre-Effective Amendment No. 1 thereto filed August 16, 1993, and Supplement dated December 3, 1993, Post-Effective Amendment No. 2 thereto filed June 30, 1994 and Supplement dated January 31, 1995, and/or Post-Effective Amendment No. 3 dated June 23, 1995; and/or Form 10-K for the year ended 2001; and/or Form 10-Q for the quarter ended June 30, 2002. Accordingly, such exhibits are incorporated herein by reference and notified herewith.

      (b)   Exhibits.

            13.1  2004 Report of Independent Registered Public Accounting
                  Firm.

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

      (c)   Financial Statement Schedules.

            Not Applicable or information included in the financial statements.

                                  SIGNATURES




Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  PROFUTURES DIVERSIFIED FUND, L.P.
                                  (Partnership)



March 30, 2005                    By /s/ GARY D. HALBERT
--------------                       ---------------------------------------
Date                                 Gary D. Halbert, President and Director
                                     ProFutures, Inc.
                                     General Partner



March 30, 2005                    By /s/ DEBI B. HALBERT
--------------                       --------------------------------------
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



March 30, 2005                    By /s/ GARY D. HALBERT
--------------                       ---------------------------------------
Date                                 Gary D. Halbert, President and Director
                                     ProFutures, Inc.
                                     General Partner



March 30, 2005                    By /s/ DEBI B. HALBERT
--------------                       --------------------------------------
Date                                 Debi B. Halbert, Chief Financial Officer,
                                        Treasurer and Director
                                     ProFutures, Inc.
                                     General Partner