Form 10-Q
period 2005-03-31
PROFUTURES DIVERSIFIED FUND L P
filed 2005-05-13
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              X Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                     For the Quarter Ended March 31, 2005
                                --------------

                        Commission File Number 0-16898
                                    -------

                       PROFUTURES DIVERSIFIED FUND, L.P.
               -------------------------------------------------
                          (Exact name of Partnership)

         Delaware                                       75-2197831
---------------------------               --------------------------------------
  (State of Organization)                  (I.R.S. Employer Identification No.)

                               ProFutures, Inc.
                              11719 Bee Cave Road
                                   Suite 200
                              Austin, Texas 78738
                           -------------------------
                   (Address of principal executive offices)

                        Partnership's telephone number
                                (800) 348-3601
                               -----------------

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

                                      Yes
                                      No  X

PART I - FINANCIAL INFORMATION


Item 1.      Financial Statements.

                                           PROFUTURES DIVERSIFIED FUND, L.P.
                                            STATEMENTS OF FINANCIAL CONDITION
                               March 31, 2005 (Unaudited) and December 31, 2004 (Audited)
                                                                             March 31,                 December 31,
                                                                               2005                        2004
                                                                               ----                        ----
ASSETS
    Equity in broker trading accounts
        Cash                                                           $         22,272,248        $         23,446,968
        Net option premiums paid                                                    752,951                           0
        Unrealized gain on open contracts                                         1,248,031                     513,916
                                                                       --------------------        --------------------

                Deposits with broker                                             24,273,230                  23,960,884

    Cash                                                                              1,464                      13,007
    Cash deposits in forward trading collateral accounts                          8,409,590                   9,084,727
    Unrealized (loss) on open forward currency contracts                          (173,334)                   (279,320)
                                                                       --------------------        --------------------

                Total assets                                           $         32,510,950        $         32,779,298
                                                                       ====================        ====================

LIABILITIES
    Accounts payable                                                   $             44,296        $             32,176
    Commissions and other trading fees
        on open contracts                                                            45,656                      18,294
    Incentive fees payable                                                          243,537                     114,258
    Management fees payable                                                         294,704                     285,660
    Redemptions payable                                                             485,248                     247,257
                                                                       --------------------        --------------------

                Total liabilities                                                 1,113,441                     697,645
                                                                       --------------------        --------------------

PARTNERS' CAPITAL (Net Asset Value)
    General Partner - 225 units outstanding
        at March 31, 2005 and December 31, 2004                                     610,401                     607,384
    Limited Partners - 11,347 and 11,657 units outstanding
        at March 31, 2005 and December 31, 2004                                  30,787,108                  31,474,269
                                                                       --------------------        --------------------



                Total partners' capital
                    (Net Asset Value)                                            31,397,509                  32,081,653
                                                                       --------------------        --------------------

                                                                       $         32,510,950        $         32,779,298
                                                                       ====================        ====================

See accompanying notes.

                                            PROFUTURES DIVERSIFIED FUND, L.P.
                                            CONDENSED SCHEDULES OF INVESTMENTS
                               March 31, 2005 (Unaudited) and December 31, 2004 (Audited)

                                                      March 31, 2005                      December 31, 2004
                                                      ---------------                     ------------------
                                                                 % of Net                              % of Net
LONG FUTURES CONTRACTS                             Value        Asset Value           Value          Asset Value
----------------------                             -----        -----------           -----          -----------
      Agricultural                               $(18,324)          (0.06)%          $7,095                 0.02%

      Currency                                   (132,906)          (0.42)%          58,110                 0.18%

      Energy                                      413,106            1.32%           (26,157)              (0.08)%

      Interest rate                               449,567            1.43%           95,860                 0.30%

      Metal                                       5,686,895         18.11%           112,468                0.35%

      Stock index                                (115,724)          (0.37)%          349,027                1.09%
                                                -------------      --------          -----------            -------

      Total long futures contracts                $ 6,282,614       20.01%            $ 596,403             1.86%
                                                -------------      --------          -----------            -------

SHORT FUTURES CONTRACTS
-----------------------

      Agricultural                               $9,252              0.03%           $(39,719)             (0.12)%

      Currency                                    120,839            0.39%           (13,726)              (0.04)%

      Energy                                     (30,110)           (0.10)%          20,802                 0.06%

      Interest rate                               208,260            0.66%           26,762                 0.08%

      Metal                                      (5,590,696)        (17.81)%         (76,877)              (0.24)%

      Stock index                                 17,248             0.06%              271                 0.00%
                                                -------------      --------          -----------           -------

      Total short futures contracts             $ (5,265,207)      (16.77)%          $ (82,487)            (0.26)%
                                                -------------      --------          -----------           -------



      Total futures contracts                     $ 1,017,407        3.24%           $  513,916             1.60%
                                                =============      ========          ===========           =======

PURCHASED OPTIONS ON FUTURES CONTRACTS
--------------------------------------

      Agricultural options                       $150                0.00%           $         0            0.00%

      Energy options                             121,800             0.39%                     0            0.00%

      Metals options                             980,024             3.12%                     0            0.00%
                                                -------------       --------         -----------            -------

      Total purchased options on futures
      contracts (premiums paid - $853,054 and
      $0, respectively)                          $ 1,101,974         3.51%           $         0            0.00%
                                                =============       ========         ===========            =======

WRITTEN OPTIONS ON FUTURES CONTRACTS
------------------------------------

      Energy options                             $ (50,100)         (0.16)%          $         0            0.00%

      Metals options                             (68,299)           (0.22)%                    0            0.00%
                                                -------------      --------          -----------            -------

      Total written options on futures
      contracts (premiums received - $100,103
      and $0, respectively)                      $ (118,399)        (0.38)%          $         0            0.00%
                                                =============      ========          ===========            =======

FORWARD CURRENCY CONTRACTS
--------------------------

      Long forward currency contracts            $ (494,262)        (1.57)%          $ 495,257              1.54%

      Short forward currency contracts           320,928             1.02%           (774,577)             (2.41)%
                                                 --------            -----           ---------       -     -------

      Total forward currency contracts           $ (173,334)        (0.55)%          $ (279,320)           (0.87)%
                                                 =============      =======          ===========          =======

      See accompanying notes.


                                            PROFUTURES DIVERSIFIED FUND, L.P.
                                                STATEMENTS OF OPERATIONS
                             For the Three Months Ended March 31, 2005 and 2004 (Unaudited)

                                                                                    Three Months Ended
                                                                                       March 31,
                                                                          2005                          2004
                                                                          ----                          ----
TRADING GAINS (LOSSES)
    Gain (loss) from futures and option trading
        Realized                                                   $           973,851       $                5,311,933


        Change in unrealized                                                   734,115                        (985,294)
        Brokerage commissions                                                (280,900)                        (225,335)
                                                                   --------------------      --------------------------

                Gain from futures and option trading                         1,427,066                        4,101,304
                                                                   --------------------      --------------------------

    Gain (loss) from forward currency trading
        Realized                                                             (725,866)                        1,881,813
        Change in unrealized                                                   105,986                        (662,562)
                                                                   --------------------      --------------------------

                Gain (loss) from forward currency trading                    (619,880)                        1,219,251
                                                                   --------------------      --------------------------

                Total trading gains                                            807,186                        5,320,555
                                                                   --------------------      --------------------------

NET INVESTMENT INCOME (LOSS)
    Income
        Interest income                                                        181,358                           80,781
                                                                   --------------------      --------------------------

    Expenses
        Incentive fees                                                         243,537                        1,023,860
        Management fees                                                        524,820                          594,642
        Operating expenses                                                      73,123                           55,798
                                                                   --------------------      --------------------------

                Total expenses                                                 841,480                        1,674,300
                                                                   --------------------      --------------------------

                Net investment (loss)                                        (660,122)                      (1,593,519)
                                                                   --------------------      --------------------------

                NET INCOME                                         $           147,064       $                3,727,036
                                                                   =====================     ==========================

NET INCOME PER GENERAL AND
    LIMITED PARTNER UNIT
        (based on weighted average number of
        units outstanding during the period of
         11,818 and 12,851, respectively)                          $             12.44       $                   290.01
                                                                   =====================     ==========================

INCREASE IN NET ASSET VALUE PER GENERAL
    AND LIMITED PARTNER UNIT                                       $             13.41       $                   290.36
                                                                  ====================      ============================


See accompanying notes.

                                            PROFUTURES DIVERSIFIED FUND, L.P.
                              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                             For the Three Months Ended March 31, 2005 and 2004 (Unaudited)

                                   Total                                      Partners' Capital
                                 Number of           --------------------------------------------------------------------
                                   Units                  General                  Limited                  Total
                            --------------------     -------------------     --------------------     -------------------
Balances at
    December 31,
    2004                                 11,882      $          607,384      $        31,474,269      $       32,081,653

Net income for the three
months ended March 31,
2005                                                              3,017                  144,047                 147,064

Redemptions                               (310)                       0                (831,208)               (831,208)
                            --------------------     -------------------     --------------------     -------------------

Balances at
    March 31, 2005                       11,572      $          610,401      $        30,787,108      $       31,397,509
                            ====================     ===================     ====================     ===================

Balances at
    December 31,
    2003                                 12,941      $          584,564      $        33,041,117      $       33,625,681

Net income for the three
months ended March 31,
2004                                                             65,320                3,661,716               3,727,036

Redemptions                               (298)                       0                (828,207)               (828,207)
                            --------------------     -------------------     --------------------     -------------------

Balances at
    March 31, 2004                       12,643      $          649,884      $        35,874,626      $       36,524,510
                            ====================     ===================     ====================     ===================



                                                              Net Asset Value Per Unit
                            ---------------------------------------------------------------------------------------------



                                 March 31,              December 31,              March 31,              December 31,
                                   2005                     2004                    2004                     2003
                            --------------------     -------------------     --------------------     -------------------
                            $      2,713.33          $      2,699.92         $      2,888.84          $      2,598.48
                            ====================     ===================     ====================     ===================

      See accompanying notes.


                       PROFUTURES DIVERSIFIED FUND, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                --------------



      Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              -----------------------------------------------------------

            A.  General Description of the Partnership

      ProFutures Diversified Fund, L.P. (the Partnership) is a Delaware limited partnership which operates as a commodity investment pool. The Partnership engages in the speculative trading of futures contracts, options on futures contracts and interbank forward currency contracts.

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

            H.  Interim Financial Statements

      In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2005, and the results of operations for the three months ended March 31, 2005 and 2004.

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

      Effective October 22, 2004, ProFutures, Inc. has a callable stock subscription agreement with Man Financial Inc. (MFI), the Partnership's broker, whereby MFI has subscribed to purchase (up to $7,000,000, subject to conditions set forth in the stock subscription agreement dated October 22, 2004) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner's net worth requirements. Prior to October 22, 2004, ProFutures, Inc. had a callable stock subscription agreement with ABN AMRO Incorporated (ABN), the Partnership's prior broker, whereby ABN had subscribed to purchase (up to $7,000,000, subject to the conditions set forth in the stock subscription agreement as amended effective May 20, 2002) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner's net worth requirements.

      The Partnership pays the General Partner a monthly management fee of 1/4 of 1% (3% annually) of month-end Net Asset Value. Effective October 16, 2004, the Partnership pays the General Partner an additional monthly management fee of .0625% (.75% annually) of the Partnership's month-end Net Asset Value for consulting services rendered to the Partnership.

      Total management fees earned by ProFutures, Inc. for the three months ended March 31, 2005 and 2004 were $295,998 and $273,827, respectively. Management fees payable to ProFutures, Inc. as of March 31, 2005 and December 31, 2004 were $100,842 and $101,471, respectively.

      Note 3. CONSULTANTS
              -----------

      On October 25, 2004, the Partnership entered into a consulting agreement effective November 1, 2004, with Altegris Investments, Inc. (Altegris), whereby Altegris will recommend the selection and termination of the Partnership's trading advisors and the allocation and reallocation of the Partnership's assets. Pursuant to the consulting agreement, Altegris receives a monthly consulting fee equal to .0208% (.25% annually) of the Partnership's month-end Net Asset Value. The consulting fee (included in management fees in the statement of operations) earned by Altegris totaled $19,733 for the three months ended March 31, 2005.

      Prior to October 15, 2004, Kenmar Global Strategies Inc. (Kenmar) assisted the General Partner in making decisions about which commodity trading advisors to hire, the allocations among the advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar received a monthly management fee of 1/12 of 1% (1% annually) of month-end Net Asset Value. Effective October 15, 2004, ProFutures, Inc. terminated the consulting agreement between Kenmar and the Partnership. Accordingly, Kenmar was paid a pro rated monthly management fee for the period October 1, 2004 through October 15, 2004. Management fees earned by Kenmar totaled $91,276 for the three months ended March 31, 2004.

      Note 4.  COMMODITY TRADING ADVISORS
               --------------------------

      The Partnership has trading advisory contracts with several commodity trading advisors to furnish investment management services to the Partnership. The trading advisors receive management fees ranging from 1% to 2% annually of Allocated Net Asset Value (as defined in each respective trading advisory contract). In addition, the trading advisors receive quarterly incentive fees ranging from 20% to 25% of Trading Profits (as defined). Total management fees earned by the trading advisors amounted to $209,089 and $229,539 for the three months ended March 31, 2005 and 2004, respectively.

      Note 5.  DEPOSITS WITH BROKER
               --------------------

      The Partnership deposits funds with MFI (ABN prior to October 2004) to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such broker. The Partnership earns interest income on its assets deposited with the broker.

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

      Note 7.  TRADING ACTIVITIES AND RELATED RISKS
               ------------------------------------

      The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts and forward currency contracts (collectively, "derivatives"). The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

      For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability, and purchased options expose the Partnership to a risk of loss limited to the premiums paid.

      The Partnership has a portion of its assets on deposit with a financial institution in connection with its trading of forward currency contracts and its cash management activities. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. Since forward currency contracts are traded in unregulated markets between principals, the Partnership also assumes the risk of loss from counterparty nonperformance.

      The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The General Partner's basic market risk control procedures consist of continuously monitoring the trading activity of the various commodity trading advisors, with the actual market risk controls being applied by Altegris (Kenmar prior to October 15, 2004), as a consultant, and the advisors themselves. The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership's assets at financial institutions and brokers which the General Partner believes to be creditworthy. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

      Note 8. GUARANTEES
              ----------

      In the normal course of business, the Partnership enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Partnership's maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Partnership that have not yet occurred. The Partnership expects the risk of any future obligation under these indemnifications to be remote.

      Note 9.  FINANCIAL HIGHLIGHTS
               --------------------

      The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2005 and 2004. This information has been derived from information presented in the financial statements.


                                                                                    Three months ended
                                                                                         March 31,
                                                                                2005                  2004
                                                                             (Unaudited)           (Unaudited)
                                                                             -----------           -----------
                   Per Unit Performance
                   (for a unit outstanding throughout the entire period)
                   Net asset value per unit at beginning of period            $2,699.92             $2,598.48
                                                                             -----------           -----------
                    Income (loss) from operations:
                   Total trading gains (1)                                        69.27                414.35
                   Net investment (loss) (1)                                     (55.86)              (123.99)
                                                                             -----------           -----------
                   Total income from operations                                   13.41                290.36
                                                                             -----------           -----------
                   Net asset value per unit at end of period                  $2,713.33             $2,888.84
                                                                             ===========           ===========
                   Total Return (3)                                                0.50 %               11.17 %
                                                                             ===========           ===========
                   Supplemental Data
                   Ratios to average net asset value:
                   Expenses prior to incentive fees (4)                            7.71 %                7.29 %
                   Incentive fees (3)                                              0.78 %                2.87 %
                                                                             -----------           -----------
                   Total expenses                                                  8.49 %               10.16 %
                                                                             ===========           ===========
                   Net investment (loss) (2), (4)                                 (5.37)%               (6.38)%
                                                                             ===========           ===========

        Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

        _________________
        (1) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. Total trading gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of total trading gains per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.
        (2)   Excludes incentive fees.
        (3)   Not annualized.
        (4)   Annualized.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Reference is made to Item 1, "Financial Statements." The information contained therein is essential to, and should be read in conjunction with, the following analysis.

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

        The Partnership's offering of Units of Limited Partnership Interest terminated in 1995.

        C. RESULTS OF OPERATIONS: The Partnership's net income for the three months ended March 31, 2005 and 2004 totaled $147,064 and $3,727,036, respectively.

        As of March 31, 2005, 11,572 Units are outstanding, including 225 General Partner Units, with an aggregate Net Asset Value of $31,397,509 ($2,713.33 per Unit). This represents a decrease in Net Asset Value of $(684,144) compared with December 31, 2004. The decrease is caused by redemptions of limited partner units exceeding net income for the three months ended March 31, 2005.

        As of March 31, 2004, 12,643 Units were outstanding, including 225 General Partner Units, with an aggregate Net Asset Value of $36,524,510 ($2,888.84 per Unit). This represented an increase in Net Asset Value of $2,898,829 compared with December 31, 2003, due to net income exceeding redemptions of limited partner units for the three months ended March 31, 2004.

        First Quarter 2005
        -----------------------

        The first quarter was an especially volatile one for oil prices and for interest rates. Oil prices continue to climb, and then drop. Short-term interest rates climbed as the Fed continued its policy of raising short-term rates.

        The Partnership had a loss of 4.0% in January. The Partnership had some gains in interest rates and certain agricultural commodities. There were large losses in foreign currencies, with smaller losses in stock indices, metals and energy.

        The Partnership had a gain of 2.07% in February. The Partnership had large gains in stock indices, with smaller gains in short-term interest rates, metals and energy. There were losses, mainly in bonds and agricultural commodities.

        The Partnership had a gain of 2.57% in March. The Partnership had large gains in energy and interest rates, with smaller gains in base metals and certain agricultural commodities. Losses were in foreign currencies, stock indices and certain other agricultural commodities.

        The Partnership ended the quarter with a modest gain.


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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Partnership is a speculative commodity pool. Unlike an operating company, the risk of market sensitive instruments is integral, not incidential, to the Partnership's main line of business.

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

        The Partnership can rapidly acquire and/or liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's performance is not necessarily indicative of its futures results.

        At March 31, 2005, the Partnership has allocated notional funds to its trading advisors equal to approximately 48% of the Partnership's net assets, as compared to 35% at December 31, 2004. The relationship of the total Value at Risk as a percentage of total capitalization changed from 15% at December 31, 2004 to 18% at March 31, 2005.

        There have been no material changes in market risk exposure from those disclosed in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        (c) Pursuant to the Partnership's Agreement of Limited Partnership, partners may redeem their Limited Partnership Units at the end of each calendar month at the then current Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

        The following table summarizes the redemptions by partners during the three months ended March 31, 2005:

        MONTH                      UNITS REDEEMED               NAV PER UNIT
        -----                      --------------               ------------

        January 31, 2005              61.9174                     2,591.89

        February 28, 2005             70.1124                     2,645.42

        March 31, 2005                178.8387                    2,713.33
                                      --------

        TOTAL                         310.8685
                                      ========

Item 3. Defaults Upon Senior Securities.

        Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits.

        Exhibits filed herewith:

        31.01 Certification of Gary D. Halbert, President, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

        31.02 Certification of Debi B. Halbert, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

        32.01 Certification of Gary D. Halbert, President, pursuant to 18 U.S.C.
              Section 1350 as enacted by Section 906 of The Sarbanes- Oxley Act of 2002.

        32.02 Certification of Debi B. Halbert, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PROFUTURES DIVERSIFIED FUND, L.P.
                                (Registrant)

May 13, 2005                    By /s/ GARY D. HALBERT
-----------------               ------------------------------------------------
Date                                Gary D. Halbert, President and Director
                                    ProFutures, Inc.
                                    General Partner


May 13, 2005                    By /s/ DEBI B. HALBERT
-----------------               ------------------------------------------------
Date                                Debi B. Halbert, Chief Financial Officer,
                                    Treasurer and Director
                                    ProFutures, Inc.
                                    General Partner