Form 10-Q
period 2005-06-30
PROFUTURES DIVERSIFIED FUND L P
filed 2005-08-15
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              X Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 2005
                                --------------

                        Commission File Number 0-16898
                                    -------

                       PROFUTURES DIVERSIFIED FUND, L.P.
               -------------------------------------------------
                          (Exact name of Partnership)

         Delaware                                     75-2197831
-----------------------------            ------------------------------------
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

                                     Yes
                                     No X

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

                       PROFUTURES DIVERSIFIED FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
           June 30, 2005 (Unaudited) and December 31, 2004 (Audited)
                               -----------------

                                                                           June 30,            December 31,
                                                                             2005                  2004
                                                                             ----                  ----
ASSETS
    Equity in broker trading accounts
        Cash                                                          $     22,734,506      $   23,446,968
        Net option premiums paid                                               797,712                   0
        Unrealized gain on open contracts                                      447,614             513,916
                                                                      ------------------    ----------------
              Deposits with broker                                          23,979,832          23,960,884

    Cash                                                                         3,824              13,007
    Cash deposits in forward trading collateral accounts                     9,020,745           9,084,727
    Unrealized gain (loss) on open forward currency
    contracts                                                                  539,672            (279,320)
                                                                      ------------------    ----------------
              Total assets                                            $     33,544,073      $   32,779,298
                                                                      ==================    ================

LIABILITIES
    Accounts payable                                                  $         27,829      $       32,176
    Commissions and other trading fees
       on open contracts                                                        53,618              18,294
    Incentive fees payable                                                     341,482             114,258
    Management fees payable                                                    299,146             285,660
    Redemptions payable                                                        473,370             247,257
                                                                      ------------------    ----------------
              Total liabilities                                              1,195,445             697,645
                                                                      ------------------    ----------------

PARTNERS' CAPITAL (Net Asset Value)
    General Partner - 187 and 225 units outstanding
       at June 30, 2005 and December 31, 2004                                  547,730             607,384
    Limited Partners - 10,864 and 11,657 units
       outstanding at June 30, 2005 and
       December 31, 2004                                                    31,800,898          31,474,269
                                                                      ------------------    ----------------
              Total partners' capital
                (Net Asset Value)                                           32,348,628          32,081,653
                                                                      ------------------    ----------------

                                                                      $     33,544,073      $   32,779,298
                                                                      ==================    ================

                                         See accompanying notes.

                       PROFUTURES DIVERSIFIED FUND, L.P.
                      CONDENSED SCHEDULES OF INVESTMENTS
           June 30, 2005 (Unaudited) and December 31, 2004 (Audited)
                               -----------------

 LONG FUTURES CONTRACTS                                                        June 30, 2005              December 31, 2004
 ----------------------                                                 --------------------------------------------------------
                  Range of
      No. of     Expiration                                                            % of Net                       % of Net
     Contracts      Dates      Description                                Value       Asset Value        Value       Asset Value
     ---------      -----      -----------                                -----       -----------        -----       -----------
                               Agricultural                               $(32,374)         (0.10)%        $7,095           0.02%
                               Currency                                    128,892           0.40%         58,110           0.18%
                               Energy                                     (190,545)         (0.59)%       (26,157)         (0.08)%
                               Interest rate                               850,426           2.63%         95,860           0.30%
      1,083      7/05 - 6/07   LME copper futures contracts              4,617,506          14.27%         75,996           0.24%
                               Other metal futures contracts            (1,855,694)         (5.73)%        36,472           0.11%
                               Stock index                                  53,063           0.16%        349,027           1.09%
                                                                       -----------          -----        --------          -----

                               Total long futures contracts             $3,571,274          11.04%       $596,403           1.86%
                                                                       -----------          -----        --------          -----

SHORT FUTURES CONTRACTS
-----------------------
                  Range of
      No. of     Expiration
    Contracts      Dates       Description
    ---------    ----------     -----------
                               Agricultural                                $71,023           0.22%       $(39,719)         (0.12)%
                               Currency                                    231,062           0.71%        (13,726)         (0.04)%
                               Energy                                        5,210           0.02%         20,802           0.06%
                               Interest rate                                (5,375)         (0.02)%        26,762           0.08%
        981      7/05 - 6/07   LME copper futures contracts             (5,181,748)        (16.02)%       (44,639)         (0.14)%
                               Other metal futures contracts             1,713,755           5.30%        (32,238)         (0.10)%
                               Stock index                                  22,318           0.07%            271           0.00%
                                                                       -----------          -----        --------          -----

                               Total short futures contracts           $(3,143,755)         (9.72)%      $(82,487)         (0.26)%
                                                                       -----------          -----        --------          -----

                               Total futures contracts                    $427,519           1.32%       $513,916           1.60%
                                                                       -----------          -----        --------          -----

PURCHASED OPTIONS ON FUTURES CONTRACTS
--------------------------------------

                               Agricultural options                        $66,134           0.21%             $0           0.00%
                               Energy options                              158,370           0.49%              0           0.00%
                               Metals options                              728,571           2.25%              0           0.00%
                                                                       -----------          -----        --------          -----

                               Total purchased options on futures
                                   contracts (premiums paid -
                                   $923,939 and $0, respectively)         $953,075           2.95%             $0           0.00%
                                                                       -----------          -----        --------          -----

WRITTEN OPTIONS ON FUTURES CONTRACTS
------------------------------------

                               Energy options                             $(87,120)         (0.27)%            $0           0.00%
                               Metals options                              (48,148)         (0.15)%             0           0.00%
                                                                       -----------          -----        --------          -----


                               Total written options on futures
                                   contracts (premiums received -
                                   $126,227 and $0, respectively)        $(135,268)         (0.42)%            $0           0.00%
                                                                       -----------          -----        --------          -----


FORWARD CURRENCY CONTRACTS
--------------------------

                               Long forward currency contracts            $(69,235)         (0.21)%      $495,257           1.54%
                               Short forward currency contracts            608,907           1.88%       (774,577)         (2.41)%
                                                                       -----------          -----        --------          -----

                               Total forward currency contracts           $539,672           1.67%      $(279,320)         (0.87)%
                                                                       -----------          -----        --------          -----


                                                            See accompanying notes.

                       PROFUTURES DIVERSIFIED FUND, L.P.
                           STATEMENTS OF OPERATIONS
       For the Three Months and Six Months Ended June 30, 2005 and 2004
                                  (Unaudited)

                               -----------------

                                                                 Three Months Ended             Six Months Ended
                                                                      June 30,                      June 30,
                                                                2005           2004           2005            2004
                                                                ----           ----           ----            ----
TRADING GAINS (LOSSES)
     Gain (loss) from futures and option trading
         Realized                                           $ 2,904,388    $(1,762,883)   $ 3,878,238    $ 3,549,050
         Change in unrealized                                  (800,417)    (1,050,868)       (66,302)    (2,036,162)
         Brokerage commissions                                 (292,221)      (222,937)      (573,120)      (448,272)
                                                            -----------    -----------    -----------    -----------
               Gain (loss) from futures and
                   option trading                             1,811,750     (3,036,688)     3,238,816      1,064,616
                                                            -----------    -----------    -----------    -----------
     Gain (loss) from forward currency trading
         Realized                                               553,170       (702,260)      (172,696)     1,179,553
         Change in unrealized                                   713,006       (303,859)       818,992       (966,421)
                                                            -----------    -----------    -----------    -----------
               Gain (loss) from forward
                   currency trading                           1,266,176     (1,006,119)       646,296        213,132
                                                            -----------    -----------    -----------    -----------
               Total trading gains (losses)                   3,077,926     (4,042,807)     3,885,112      1,277,748
                                                            -----------    -----------    -----------    -----------
NET INVESTMENT (LOSS)
     Income
         Interest income                                        207,017         91,496        388,375        172,277
                                                            -----------    -----------    -----------    -----------
     Expenses
         Incentive fees                                         286,797              0        530,334      1,023,860
         Management fees                                        535,730        548,981      1,060,550      1,143,623
         Operating expenses                                      73,075         45,791        146,198        101,589
                                                            -----------    -----------    -----------    -----------
               Total expenses                                   895,602        594,772      1,737,082      2,269,072
                                                            -----------    -----------    -----------    -----------
               Net investment (loss)                           (688,585)      (503,276)    (1,348,707)    (2,096,795)
                                                            -----------    -----------    -----------    -----------
               NET INCOME (LOSS)                            $ 2,389,341    $(4,546,083)   $ 2,536,405    $  (819,047)
                                                            ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER GENERAL
     AND LIMITED PARTNER UNIT
         (based on weighted average number of
         units outstanding during the period of
         11,372, 12,603, 11,595 and 12,727,
         respectively)                                      $    210.11    $   (360.71)   $    218.75    $    (64.35)
                                                            ===========    ===========    ===========    ===========
INCREASE (DECREASE) IN NET
     ASSET VALUE PER GENERAL
     AND LIMITED PARTNER UNIT                               $    213.81    $   (360.50)   $    227.22    $    (70.14)
                                                            ===========    ===========    ===========    ===========


                                             See accompanying notes.


                       PROFUTURES DIVERSIFIED FUND, L.P.
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                For the Six Months Ended June 30, 2005 and 2004
                                  (Unaudited)
                               -----------------


                                                            Total                          Partners' Capital
                                                          Number of        ---------------------------------------------------
                                                            Units              General          Limited              Total
                                                         ------------      -------------   -----------------     -------------

Balances at
  December 31, 2004                                            11,882      $     607,384      $  31,474,269      $  32,081,653

Net income for the six months
  ended June 30, 2005                                                             40,346          2,496,059          2,536,405

Redemptions                                                      (831)          (100,000)        (2,169,430)        (2,269,430)
                                                         ------------      -------------      -------------      -------------

Balances at
  June 30, 2005                                                11,051      $     547,730      $  31,800,898      $  32,348,628
                                                         ============      =============      =============      =============
Balances at
  December 31, 2003                                            12,941      $     584,564      $  33,041,117      $  33,625,681

Net (loss) for the three months
  ended June 30, 2004                                                            (15,779)          (803,268)          (819,047)

Redemptions                                                      (495)                 0         (1,337,759)        (1,337,759)
                                                         ------------      -------------      -------------      -------------

Balances at
  June 30, 2004                                                12,446      $     568,785      $  30,900,090      $  31,468,875
                                                         ============      =============      =============      =============


                                                                                  Net Asset Value Per Unit
                                                         ---------------------------------------------------------------------
                                                            June 30,         December 31,       June 30,         December 31,
                                                              2005              2004              2004               2003
                                                         ------------      -------------      -------------      -------------

                                                         $   2,927.14      $    2,699.92      $    2,528.34      $    2,598.48
                                                         ============      =============      =============      =============

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

               H.    Interim Financial Statements

                     In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2005, and the results of operations for the three months and six months ended June 30, 2005 and 2004.

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

               Total management fees earned by ProFutures, Inc. for the six months ended June 30, 2005 and 2004 were $595,430 and $523,400, respectively. Such management fees earned for the three months ended June 30, 2005 and 2004 were $299,432 and $249,573, respectively. Management fees payable to ProFutures, Inc. as of June 30, 2005 and December 31, 2004 were $103,820 and $101,471, respectively.

Note 3.        CONSULTANTS
               -----------

               On October 25, 2004, the Partnership entered into a consulting agreement effective November 1, 2004, with Altegris Investments, Inc. (Altegris), whereby Altegris will recommend the selection and termination of the Partnership's trading advisors and the allocation and reallocation of the Partnership's assets. Pursuant to the consulting agreement, Altegris receives a monthly consulting fee equal to .0208% (.25% annually) of the Partnership's month-end Net Asset Value. The consulting fee (included in management fees in the statement of operations) earned by Altegris totaled $39,695 for the six months ended June 30, 2005 and $19,962 for the three months ended June 30, 2005.

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

               Effective October 15, 2004, ProFutures, Inc. terminated the consulting agreement between Kenmar and the Partnership. Accordingly, Kenmar was paid a pro rated monthly management fee for the period October 1, 2004 through October 15, 2004. Management fees earned by Kenmar totaled $174,467 for the six months ended June 30, 2004 and $83,191 for the three months ended June 30, 2004.

Note 4.        COMMODITY TRADING ADVISORS
               --------------------------

               The Partnership has trading advisory contracts with several commodity trading advisors to furnish investment management services to the Partnership. The trading advisors receive management fees ranging from 1% to 2% annually of Allocated Net Asset Value (as defined in each respective trading advisory contract). In addition, the trading advisors receive quarterly incentive fees ranging from 20% to 25% of Trading Profits (as defined). Total management fees earned by the trading advisors amounted to $425,425 and $445,756 for the six months ended June 30, 2005 and 2004, respectively. Such management fees earned by the trading advisors for the three months ended June 30, 2005 and 2004 were $216,336 and $216,217, respectively.

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

Note 9.        FINANCIAL HIGHLIGHTS
               --------------------

               The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2005 and 2004. This information has been derived from information presented in the financial statements.

                                                                   Three months ended                     Six months ended
                                                                        June 30,                              June 30,
                                                                 2005               2004              2005               2004
                                                             (Unaudited)         (Unaudited)      (Unaudited)         (Unaudited)
                                                             -----------         -----------      -----------         -----------

Per Unit Performance
(for a unit outstanding throughout the entire period)
-----------------------------------------------------

Net asset value per unit at beginning of period             $   2,713.33       $   2,888.84       $   2,699.92       $   2,598.48
                                                            ------------       ------------       ------------       ------------

Income (loss) from operations:
      Total trading gains (losses) (1)                            274.36            (320.57)            343.54              94.61
      Net investment (loss) (1)                                   (60.55)            (39.93)           (116.32)           (164.75)
                                                            ------------       ------------       ------------       ------------

            Total income (loss) from operations                   213.81            (360.50)            227.22             (70.14)
                                                            ------------       ------------       ------------       ------------

Net asset value per unit at end of period                   $   2,927.14       $   2,528.34       $   2,927.14       $   2,528.34
                                                            ============       ============       ============       ============

Total Return (3)                                                    7.88%            (12.48)%             8.42%             (2.70)%
                                                                 =======            =======            =======            =======

Supplemental Data

Ratios to average net asset value:
      Expenses prior to incentive fees (4)                          7.81%              7.23%              7.76%              7.26%
      Incentive fees (3)                                            0.92%              0.00%              1.70%              2.98%
                                                                 -------            -------            -------            -------

            Total expenses                                          8.73%              7.23%              9.46%             10.24%
                                                                 =======            =======            =======            =======

      Net investment (loss) (2), (4)                               (5.15)%            (6.11)%            (5.26)%            (6.25)%
                                                                 =======            =======            =======            =======


Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.


-----------------------
(1) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. Total trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of total trading gains (losses) per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.
(2)      Excludes incentive fees.
(3)      Not annualized.
(4)      Annualized.

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

               The Partnership's offering of Units of Limited Partnership Interest terminated in 1995.

               C. RESULTS OF OPERATIONS: The Partnership's net income for the six months ended June 30, 2005 and 2004 totaled:

                                                    2005            2004
                                                    ----            ----

               Three months ended March 31        $147,064       $3,727,036

               Three months ended June 30        2,389,341       (4,546,083)
                                                ----------       ----------
               Six months ended June 30         $2,536,405       $ (819,047)
                                                ==========       ==========

               As of June 30, 2005, 11,051 Units are outstanding, including 187 General Partner Units, with an aggregate Net Asset Value of $32,348,628 ($2,927.14 per Unit). This represents an increase in Net Asset Value of $266,975 compared with December 31, 2004. The increase is caused by net income exceeding redemptions of Limited Partner Units for the six months ended June 30, 2005.

               As of June 30, 2004, 12,446 Units were outstanding, including 225 General Partner Units, with an aggregate Net Asset Value of $31,468,875 ($2,528.34 per Unit). This represented a decrease in Net Asset Value of $2,156,806 compared with December 31, 2003. The decrease was caused by redemptions of Limited Partner Units and a net loss for the six months ended June 30, 2004.

               Second Quarter 2005
               -------------------

               The second quarter saw some trends emerge in the commodity markets that the Partnership was able to capitalize on. Interest rates and the U.S. dollar trades were especially profitable. Oil prices continued to be volatile.

               The Partnership had a loss of 2.61% in April. The Fund had losses in energy, stock indices, metals and certain agricultural commodities. There were large gains in interest rates (especially bonds) and smaller gains in foreign currencies, but they were not enough to offset the losses in other sectors.

               The Partnership had a gain of 5.52% in May. The Partnership had very large gains in interest rates and foreign currencies, with smaller gains in equities, agriculture and base metals. There were small losses in energy and precious metals.

               The Partnership had a gain of 4.98% in June. The Partnership had very large gains in foreign currencies, with smaller gains in interest rates, base metals, energy, equities and certain agricultural commodities. Losses were mainly in precious metals.

               Overall, the Partnership had a total return of 7.88% for the quarter and 8.42% for the six months ended June 30, 2004.

               First Quarter 2005
               ------------------

               The first quarter was an especially volatile one for oil prices and for interest rates. Oil prices continued to climb, and then drop. Short-term interest rates climbed as the Federal Reserve Bank continued its policy of raising short-term rates.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          The Partnership is a speculative commodity pool. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.

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

          At June 30, 2005, the Partnership has allocated notional funds to its trading advisors equal to approximately 36% of the Partnership's net assets, as compared to 35% at December 31, 2004. The relationship of the total Value at Risk as a percentage of total capitalization changed from 15% at December 31, 2004 to 19% at June 30, 2005.

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

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings.

                    None.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

                    (c) Pursuant to the Partnership's Limited Partnership Agreement, partners may redeem their Limited Partnership Units at the end of each calendar month at the then current Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

                    The following table summarizes the redemptions by partners during the three months ended June 30, 2005:

                    MONTH             UNITS REDEEMED           NAV PER UNIT
                    -----             --------------           ------------

                    April 30, 2005        240.5623              $2,642.52

                    May 31, 2005          118.0457               2,788.41

                    June 30, 2005         161.7177               2,927.14
                                          --------

                    TOTAL                 520.3257
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

                                PROFUTURES DIVERSIFIED FUND, L.P.
                                (Registrant)

August 12, 2005                 By /s/ GARY D. HALBERT
----------------------          ---------------------------------------------
Date                                Gary D. Halbert, President and Director
                                    ProFutures, Inc.
                                    General Partner


August 12, 2005                 By /s/ DEBI B. HALBERT
----------------------          ---------------------------------------------
Date                                Debi B. Halbert, Chief Financial Officer,
                                    Treasurer and Director
                                    ProFutures, Inc.
                                    General Partner