Form 10-Q
period 2005-09-30
PROFUTURES DIVERSIFIED FUND L P
filed 2005-11-14
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              X Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the Quarter Ended September 30, 2005
                                --------------

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

                                     Yes
                                     No X

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.


                       PROFUTURES DIVERSIFIED FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
        September 30, 2005 (Unaudited) and December 31, 2004 (Audited)
                               -----------------

                                                                                       September 30,                December 31,
                                                                                                2005                        2004
                                                                                  ------------------         -------------------
ASSETS
    Equity in broker trading accounts
        Cash                                                                      $       20,023,033         $        23,446,968
        Net option premiums paid                                                             967,941                           0
        Unrealized gain on open contracts                                                  1,433,422                     513,916
        Investments in physical commodities at value (cost - $467,030)                       492,514                           0
                                                                                  ------------------         -------------------

             Deposits with broker                                                         22,916,910                  23,960,884

    Cash                                                                                       9,043                      13,007
    Cash deposits in forward trading collateral accounts                                   9,278,697                   9,084,727
    Unrealized gain (loss) on open forward currency contracts                                273,801                    (279,320)
    Accounts receivable                                                                       14,456                           0
                                                                                  ------------------         -------------------

             Total assets                                                         $       32,492,907         $        32,779,298
                                                                                  ==================         ===================
LIABILITIES
    Accounts payable                                                              $           28,548         $            32,176
    Commissions and other trading fees
         on open contracts                                                                    41,392                      18,294
    Incentive fees payable                                                                   234,341                     114,258
    Management fees payable                                                                  282,703                     285,660
    Redemptions payable                                                                      327,602                     247,257
                                                                                  ------------------         -------------------

             Total liabilities                                                               914,586                     697,645
                                                                                  ------------------         -------------------
PARTNERS' CAPITAL (Net Asset Value)
    General Partner - 187 and 225 units outstanding
        at September 30, 2005 and December 31, 2004                                          552,500                     607,384
    Limited Partners - 10,508 and 11,657 units outstanding
        at September 30, 2005 and December 31, 2004                                       31,025,821                  31,474,269
                                                                                  ------------------         -------------------

             Total partners' capital
                (Net Asset Value)                                                         31,578,321                  32,081,653
                                                                                  ------------------         -------------------

                                                                                  $       32,492,907         $        32,779,298
                                                                                  ==================         ===================

                            See accompanying notes.


                       PROFUTURES DIVERSIFIED FUND, L.P.
                      CONDENSED SCHEDULES OF INVESTMENTS
        September 30, 2005 (Unaudited) and December 31, 2004 (Audited)
                               -----------------

LONG FUTURES CONTRACTS
----------------------                                                              September 30, 2005       December 31, 2004
                                                                                --------------------------  -----------------------
 No. of         Range of                                                                          % of Net                 % of Net
 Contracts      Expiration Dates     Description                                       Value   Asset Value       Value  Asset Value
 ---------      ----------------     -----------------------------              ------------   -----------  ----------  -----------
                                     Agricultural                                    $80,446         0.25%      $7,095        0.02%
                                     Currency                                         48,653         0.15%      58,110        0.18%
                                     Energy                                          113,634         0.36%     (26,157)      (0.08)%
                                     Interest rate                                  (123,799)       (0.39)%     95,860        0.30%
 767            10/05 - 12/07        LME copper futures contracts                  8,037,484        25.45%      75,996        0.24%
                                     Other metal futures contracts                   605,327         1.92%      36,472        0.11%
                                     Stock index                                     322,256         1.02%     349,027        1.09%
                                                                                ------------   -----------  ----------  -----------
                                     Total long futures contracts                 $9,084,001        28.76%    $596,403        1.86%
                                                                                ------------   -----------  ----------  -----------

SHORT FUTURES CONTRACTS
-----------------------
 No. of        Range of
 Contracts     Expiration Dates      Description
 ---------     ----------------      ----------------------------
                                     Agricultural                                    $28,275         0.09%   $ (39,719)      (0.12)%
                                     Currency                                        156,844         0.50%     (13,726)      (0.04)%
                                     Energy                                          (19,173)       (0.06)%     20,802        0.06%
                                     Interest rate                                   292,114         0.93%      26,762        0.08%
 768           10/05 - 12/07         LME copper futures contracts                 (8,194,214)      (25.95)%    (44,639)      (0.14)%
                                     Other metal futures contracts                  (807,253)       (2.56)%    (32,238)      (0.10)%
                                     Stock index                                           0         0.00%         271        0.00%
                                                                                 ------------   -----------  ----------  -----------

                                     Total short futures contracts               $(8,543,407)      (27.05)%   $(82,487)      (0.26)%
                                                                                 ------------   -----------  ----------  -----------

                                     Total futures contracts                        $540,594         1.70%    $513,916        1.60%
                                                                                 ------------   -----------  ----------  -----------

PURCHASED OPTIONS ON FUTURES CONTRACTS
--------------------------------------

                                     Agricultural options                             $8,056         0.03%          $0        0.00%
                                     Energy options                                  287,240         0.91%           0        0.00%
                                     Metals options                                1,782,436         5.64%           0        0.00%
                                                                                 ------------   -----------  ----------  -----------


                                     Total purchased options on futures
                                       contracts (premiums paid - $1,185,228
                                       and $0, respectively)                      $2,077,732         6.58%          $0        0.00%
                                                                                 ============   ===========  ==========  ===========

WRITTEN OPTIONS ON FUTURES CONTRACTS
------------------------------------

                                     Agricultural options                            $(1,949)       (0.01)%         $0        0.00%
                                     Energy options                                 (159,510)       (0.50)%          0        0.00%
                                     Metals options                                  (55,504)       (0.18)%          0        0.00%
                                                                                 ------------   -----------  ----------  -----------


                                     Total written options on futures contracts
                                       (premiums received - $217,287 and
                                       $0, respectively)                           $(216,963)       (0.69)%         $0        0.00%
                                                                                 ============   ===========  ==========  ===========

INVESTMENTS IN PHYSICAL COMMODITIES
-----------------------------------

                                     Metals                                        $ 492,514         1.56%          $0        0.00%
                                                                                 ------------   -----------  ----------  -----------

                                     Total physical commodities (cost -
                                       $467,030)                                   $ 492,514         1.56%          $0        0.00%
                                                                                 ============   ===========  ==========  ===========

FORWARD CURRENCY CONTRACTS
--------------------------

                                     Long forward currency contracts               $(705,269)       (2.23)%   $495,257        1.54%
                                     Short forward currency contracts                979,070         3.10%    (774,577)      (2.41)%
                                                                                 ------------   -----------  ----------  -----------

                                     Total forward currency contracts               $273,801         0.87%   $(279,320)      (0.87)%
                                                                                 ============   ===========  ==========  ===========

                            See accompanying notes.

                       PROFUTURES DIVERSIFIED FUND, L.P.
                           STATEMENTS OF OPERATIONS
    For the Three Months and Nine Months Ended September 30, 2005 and 2004
                                  (Unaudited)
                               -----------------


                                                               Three Months Ended               Nine Months Ended
                                                                  September 30,                   September 30,
                                                              2005           2004              2005            2004
                                                           ---------      ---------        ----------      ----------
TRADING GAINS (LOSSES)
  Gain (loss) from futures and option trading
      Realized                                             $121,630         $68,725        $3,999,868      $3,617,775
      Change in unrealized                                  985,808       1,111,364           919,506        (924,798)
      Brokerage commissions                                (284,928)       (198,143)         (858,048)       (646,415)
                                                           ---------       ---------        ----------      ----------

            Gain from futures and
            option trading                                  822,510         981,946         4,061,326       2,046,562
                                                           ---------       ---------        ----------      ----------

  Gain (loss) from investment in physical commodities
      Realized                                              (26,967)              0           (26,967)              0
      Change in unrealized                                   25,484               0            25,484               0
                                                           ---------       ---------        ----------      ----------

            (Loss) from investment in
            physical commodities                             (1,483)              0            (1,483)              0
                                                           ---------       ---------        ----------      ----------

  Gain (loss) from forward currency trading
      Realized                                              185,917      (1,301,536)           13,221        (121,983)
      Change in unrealized                                 (265,871)        690,812           553,121        (275,609)
                                                           ---------       ---------        ----------      ----------

            Gain (loss) from forward
            currency trading                                (79,954)       (610,724)          566,342        (397,592)
                                                           ---------       ---------        ----------      ----------

            Total trading gains                             741, 073        371,222         4,626,185       1,648,970
                                                           ---------       ---------        ----------      ----------

NET INVESTMENT (LOSS)
  Income
      Interest income                                       245,891         115,072           634,266         287,349
                                                           ---------       ---------        ----------      ----------

  Expenses
      Incentive fees                                        128,889               0           659,223       1,023,860
      Management fees                                       530,907         518,419         1,591,457       1,662,042
      Operating expenses                                     43,045          46,657           189,243         148,246
                                                           ---------       ---------        ----------      ----------

            Total expenses                                  702,841         565,076         2,439,923       2,834,148
                                                           ---------       ---------        ----------      ----------

            Net investment (loss)                          (456,950)       (450,004)       (1,805,657)     (2,546,799)
                                                           ---------       ---------        ----------      ----------

            NET INCOME (LOSS)                              $284,123        $(78,782)       $2,820,528       $(897,829)
                                                           =========       =========        ==========      ==========

NET INCOME (LOSS) PER GENERAL
  AND LIMITED PARTNER UNIT
      (based on weighted average number of
      units outstanding during the period of
      10,941, 12,314, 11,377 and 12,589,
      respectively)                                          $25.97       $ (6.40)            $247.91         $(71.32)
                                                           =========      =========         ==========      ==========

INCREASE (DECREASE) IN NET
  ASSET VALUE PER GENERAL
  AND LIMITED PARTNER UNIT                                   $25.49       $ (6.28)            $252.71        $ (76.42)
                                                           =========      =========         ==========      ==========

                            See accompanying notes.

                       PROFUTURES DIVERSIFIED FUND, L.P.
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
             For the Nine Months Ended September 30, 2005 and 2004
                                  (Unaudited)
                               -----------------



                                                   Total                                         Partners' Capital
                                               Number of     -------------------------------------------------------------------
                                                   Units                 General                  Limited                  Total
                                     -------------------     -------------------     --------------------     ------------------

Balances at
  December 31, 2004                              11,882                $607,384              $31,474,269            $32,081,653

Net income for the nine months
  ended September 30, 2005                                               45,116                2,775,412              2,820,528

Redemptions                                      (1,187)               (100,000)              (3,223,860)            (3,323,860)
                                     -------------------     -------------------     --------------------     ------------------

Balances at
  September 30, 2005                             10,695                $552,500              $31,025,821            $31,578,321
                                     ===================     ===================     ====================     ==================

Balances at
  December 31, 2003                              12,941                $584,564              $33,041,117            $33,625,681

Net (loss) for the nine months
  ended September 30, 2004                                              (17,192)                (880,637)              (897,829)

Redemptions                                        (814)                      0               (2,143,648)            (2,143,648)
                                     -------------------     -------------------     --------------------     ------------------

Balances at
  September 30, 2004                             12,127                $567,372              $30,016,832            $30,584,204
                                     ===================     ===================     ====================     ==================


                                                                       Net Asset Value Per Unit
                                     -------------------------------------------------------------------------------------------


                                          September 30,            December 31,            September 30,           December 31,
                                                   2005                    2004                     2004                   2003
                                     -------------------     -------------------     --------------------     ------------------

                                              $2,952.63               $2,699.92                $2,522.06              $2,598.48
                                     ===================     ===================     ====================     ==================


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

               C.    Method of Reporting

                     The Partnership's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership's management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price or cost and market value) are reflected in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

                     For purposes of both financial reporting and calculation of redemption value, Net Asset Value per Unit is calculated by dividing Net Asset Value by the total number of units outstanding.

                       PROFUTURES DIVERSIFIED FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                --------------



Note 1.        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (CONTINUED)
               -----------------------------------------------------------

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

               H.    Interim Financial Statements

                     In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2005, and the results of operations for the three months and nine months ended September 30, 2005 and 2004.

                       PROFUTURES DIVERSIFIED FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                --------------


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

               Total management fees earned by ProFutures, Inc. for the nine months ended September 30, 2005 and 2004 were $899,850 and $757,537, respectively. Such management fees earned for the three months ended September 30, 2005 and 2004 were $304,420 and $234,137, respectively. Management fees payable to ProFutures, Inc. as of September 30, 2005 and December 31, 2004 were $99,681 and $101,471, respectively.

                       PROFUTURES DIVERSIFIED FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                --------------


Note 3.        CONSULTANTS
               -----------

               On October 25, 2004, the Partnership entered into a consulting agreement effective November 1, 2004, with Altegris Investments, Inc. (Altegris), whereby Altegris will recommend the selection and termination of the Partnership's trading advisors and the allocation and reallocation of the Partnership's assets. Pursuant to the consulting agreement, Altegris receives a monthly consulting fee equal to .0208% (.25% annually) of the Partnership's month-end Net Asset Value. The consulting fee (included in management fees in the statement of operations) earned by Altegris totaled $59,990 for the nine months ended September 30, 2005 and $20,295 for the three months ended September 30, 2005.

               Prior to October 15, 2004, Kenmar Global Strategies Inc. (Kenmar) assisted the General Partner in making decisions about which commodity trading advisors to hire, the allocations among the advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar received a monthly management fee of 1/12 of 1% (1% annually) of month-end Net Asset Value. Effective October 15, 2004, ProFutures, Inc. terminated the consulting agreement between Kenmar and the Partnership. Accordingly, Kenmar was paid a pro rated monthly management fee for the period October 1, 2004 through October 15, 2004. Management fees earned by Kenmar totaled $252,512 for the nine months ended September 30, 2004 and $78,045 for the three months ended September 30, 2004.

Note 4.        COMMODITY TRADING ADVISORS
               --------------------------

               The Partnership has trading advisory contracts with several commodity trading advisors to furnish investment management services to the Partnership. The trading advisors receive management fees ranging from 1% to 2% annually of Allocated Net Asset Value (as defined in each respective trading advisory contract). In addition, the trading advisors receive quarterly incentive fees ranging from 20% to 25% of Trading Profits (as defined). Total management fees earned by the trading advisors amounted to $631,617 and $651,994 for the nine months ended September 30, 2005 and 2004, respectively. Such management fees earned by the trading advisors for the three months ended September 30, 2005 and 2004 were $206,192 and $206,238, respectively.

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

                       PROFUTURES DIVERSIFIED FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                --------------


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

                       PROFUTURES DIVERSIFIED FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                --------------


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

Note 9.        FINANCIAL HIGHLIGHTS
               --------------------

               The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2005 and 2004. This information has been derived from information presented in the financial statements.

                       PROFUTURES DIVERSIFIED FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                --------------



                                                                    Three months ended                    Nine months ended
                                                                       September 30,                         September 30,
                                                                       2005            2004                2005            2004
                                                                (Unaudited)     (Unaudited)         (Unaudited)     (Unaudited)
                                                                -----------     -----------         -----------     -----------

Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period                  $2,927.14       $2,528.34           $2,699.92       $2,598.48
                                                                -----------     -----------         -----------     -----------

Income (loss) from operations:
      Total trading gains (1)                                        67.25           30.27              411.42          125.88
      Net investment (loss) (1)                                     (41.76)         (36.55)            (158.71)        (202.30)
                                                                -----------     -----------         -----------     -----------

            Total income (loss) from operations                      25.49           (6.28)             252.71          (76.42)
                                                                -----------     -----------         -----------     -----------

Net asset value per unit at end of period                        $2,952.63       $2,522.06           $2,952.63       $2,522.06
                                                                ===========     ===========         ===========     ===========

Total Return (3)                                                      0.87%          (0.25)%              9.36%         (2.94)%
                                                                ===========     ===========         ===========     ===========

Supplemental Data

Ratios to average net asset value:
      Expenses prior to incentive fees (4)                            7.20 %          7.34 %              7.57 %          7.29 %
      Incentive fees (3)                                              0.40 %          0.00 %              2.10 %          3.09 %
                                                                -----------     -----------         -----------     -----------

            Total expenses                                            7.60 %          7.34 %              9.67 %         10.38 %
                                                                ===========     ===========         ===========     ===========

      Net investment (loss) (2), (4)                                 (4.11)%         (5.85)%             (4.87)%         (6.13)%
                                                                ===========     ===========         ===========     ===========


Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.


---------
(1) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. Total trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of total trading gains (losses) per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.
(2)   Excludes incentive fees.
(3)   Not annualized.
(4)   Annualized.

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

               The Partnership's offering of Units of Limited Partnership Interest terminated in 1995.

               C. RESULTS OF OPERATIONS: The Partnership's net income for the nine months ended September 30, 2005 and 2004 totaled:

                                                           2005            2004
                                                    -----------     -----------

               Three months ended March 31             $147,064      $3,727,036

               Three months ended June 30             2,389,341      (4,546,083)

               Three months ended September 30          284,123         (78,782)
                                                    -----------     -----------

               Nine months ended September 30        $2,820,528       $(897,829)
                                                    ===========     ===========

               As of September 30, 2005, 10,695 Units are outstanding, including 187 General Partner Units, with an aggregate Net
               Asset Value of $31,578,321 ($2,952.63 per Unit). This represents a decrease in Net Asset Value of $503,332 compared with December 31, 2004. The decrease is caused by redemptions of Limited Partner Units exceeding net income for the nine months ended September 30, 2005.

               As of September 30, 2004, 12,127 Units were outstanding, including 225 General Partner Units, with an aggregate Net Asset Value of $30,584,204 ($2,522.06 per Unit). This represented a decrease in Net Asset Value of $3,041,477 compared with December 31, 2003. The decrease was caused by redemptions of Limited Partner Units and a net loss for the nine months ended September 30, 2004.

               Third Quarter 2005
               ------------------

               In the third quarter, many of the ongoing trends in the commodity markets continued. Interest rates and energy commodities were especially volatile. The Partnership was able to capitalize on some of the energy trends, while the interest rate trends mainly resulted in losses.

               The Partnership had a loss of 1.27% in July. The Partnership had large gains in energy, with smaller gains in stock indices. There were losses in foreign currencies, interest rates, metals and certain agricultural commodities.

               The Partnership had a gain of 3.84% in August. The Partnership had very large gains in energy, with smaller gains in metals. There were losses in agriculture, stock indices and interest rates.

               The Partnership had a loss of 1.61% in September. The Partnership had large gains in foreign currencies and stock indices, with smaller gains in base metals. There were large losses in interest rates, with smaller losses energy and precious metals.

               Overall, the Partnership ended the quarter with a small gain.

               Second Quarter 2005
               -------------------

               The second quarter saw some trends emerge in the commodity markets that the Partnership was able to capitalize on. Interest rates and the U.S. dollar trades were especially profitable. Oil prices continued to be volatile.

               The Partnership had a loss of 2.61% in April. The Partnership had losses in energy, stock indices, metals and certain agricultural commodities. There were large gains in interest rates (especially bonds) and smaller gains in foreign currencies, but they were not enough to offset the losses in other sectors.

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

               Overall, the Partnership had a total return of 7.88% for the quarter.

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


               Third Quarter 2004
               ------------------

               The economy continued to grow in the third quarter of 2004, though at a slower pace. The economic news was a little more mixed, with both good news and not-so-good news. Overall though, the growth continued, though rising oil prices, trading above $50 a barrel, could have put a damper on things in the coming months.

               The Partnership had a loss of 0.50% in July 2004. It was once again a very difficult month in the markets, especially for trend followers. The Partnership had large gains in energy, with smaller gains in agricultural commodities and foreign currencies. However, these gains were offset by losses in equities, interest rates and metals.

               The Partnership had a gain of 0.41% in August 2004. The Partnership started out strong in August, but some of the gains were lost as some of the trends reversed. The Partnership had gains in bonds and interest rates, with smaller gains in equities. There were losses mainly in foreign currencies, metals and agricultural commodities.

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

               At September 30, 2005, the Partnership has allocated notional funds to its trading advisors equal to approximately 37.65% of the Partnership's net assets, as compared to 35% at December 31, 2004. The relationship of the total Value at Risk as a percentage of total capitalization was 15% at December 31, 2004 and 16% at September 30, 2005.

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

               The following table summarizes the redemptions by partners during the three months ended September 30, 2005:

               MONTH             UNITS REDEEMED       NAV PER UNIT
               -------------     --------------       ------------

               July 31, 2005            84.0684          $2,889.87

               May 31, 2005            161.2433          $3,000.94

               June 30, 2005           110.9528          $2,952.63
                                 --------------
               TOTAL                   356.2645
                                 ==============

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

                                    PROFUTURES DIVERSIFIED FUND, L.P.
                                    (Registrant)

November 14, 2005                   By /s/ GARY D. HALBERT
-------------------------           ------------------------------------------
Date                                Gary D. Halbert, President and Director
                                    ProFutures, Inc.
                                    General Partner


November 14, 2005                   By /s/ DEBI B. HALBERT
-------------------------           ------------------------------------------
Date                                Debi B. Halbert, Chief Financial Officer,
                                    Treasurer and Director
                                    ProFutures, Inc.
                                    General Partner