Form 10-Q/A
period 2005-09-30
PROFUTURES DIVERSIFIED FUND L P
filed 2005-11-18
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A
                               AMENDMENT NO. 1

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

                                     Yes
                                     No X

                               EXPLANATORY NOTE

This Form 10-Q/A is being filed as Amendment No. 1 to the Partnership's Form 10-Q for the quarterly period ending September 30, 2005, originally filed with the Securities and Exchange Commission on November 14, 2005, to correct a typographical error in the table appearing under Part II, Item 2. The table included in such section is amended to correct the references to the dates appearing in the summaries of redemptions by partners during the months ending July 31, 2005, August 31, 2005 and September 30, 2005.

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

               The following table summarizes the redemptions by partners during the three months ended September 30, 2005:

               MONTH             UNITS REDEEMED       NAV PER UNIT
               -------------     --------------       ------------

               July 31, 2005            84.0684          $2,889.87

               August 31, 2005         161.2433          $3,000.94

               September 30, 2005      110.9528          $2,952.63
                                 --------------
               TOTAL                   356.2645
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

November 16, 2005                   By /s/ GARY D. HALBERT
-------------------------           ------------------------------------------
Date                                Gary D. Halbert, President and Director
                                    ProFutures, Inc.
                                    General Partner


November 16, 2005                   By /s/ DEBI B. HALBERT
-------------------------           ------------------------------------------
Date                                Debi B. Halbert, Chief Financial Officer,
                                    Treasurer and Director
                                    ProFutures, Inc.
                                    General Partner