Form 10-K
period 2005-12-31
PROFUTURES DIVERSIFIED FUND L P
filed 2006-03-31
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2005

                        ------------------------------

                        Commission File number 0-16898

                               -----------------

                       ProFutures Diversified Fund, L.P.

                ----------------------------------------------
              (Exact name of Partnership as specified in charter)

             Delaware                                 75-2197831
   ------------------------------        -------------------------------------
      (State of organization)             (I.R.S. Employer Identification No.)

                               ProFutures, Inc.
                              11719 Bee Cave Road
                                   Suite 200
                              Austin, Texas 78738

                           ------------------------
                   (Address of principal executive offices)
                        Partnership's telephone number
                                (800) 348-3601
                                --------------

Securities registered pursuant to Section 12(b) of the Act
                 Title of each class.                                Name of each exchange on which registered.

-------------------------------------------------------        -------------------------------------------------------

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

[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]  Accelerated Filer [ ]  Non-accelerated filer [X]

State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was last sold, or the average bid and asked prices of such stock, as of the last business day of the registrant's most recently completed second fiscal quarter. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

Not applicable

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Financial Statements for the Years ended December 31, 2005, 2004 and 2003 with Reports of Independent Registered Public Accounting Firms, the annual report to securities holders for the fiscal year ended December 31, 2005, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith. Portions of the Registrant's Prospectus dated July 31, 1994 and Supplement dated January 31, 1995 Post-Effective Amendment No. 3 dated June 23, 1995 also are incorporated by reference in Part I, Part II, Part III and Part IV of this Form 10-K

                                    PART I

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

Trading Activity
----------------

     ProFutures, Inc., a Texas corporation, is the General Partner of the Partnership which administers the business and affairs of the Partnership (exclusive of its trading operations). Trading decisions are made by independent Commodity Trading Advisors chosen by the General Partner. At December 31, 2005, there are five Commodity Trading Advisors: Campbell & Company, Inc., Grinham Managed Funds Pty. Ltd., Winton Capital Management Limited, Forecast Trading Group, LLC and Tucson Asset Management, Inc. (collectively, the "Advisors"). All advisory fees are paid by the Partnership. Advisors may be changed from time to time by the General Partner.

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

     On October 25, 2004, the Partnership entered into a consulting agreement effective November 1, 2004, with Altegris Investments, Inc. (Altegris), whereby Altegris will recommend the selection and termination of the Advisors and the allocation and reallocation of the Partnership's assets. Pursuant to the consulting agreement, Altegris receives a monthly consulting fee equal to .0208% (.25% annually) of the Partnership's month-end Net Asset Value. The consulting fee (included in management fees in the statement of operations) earned by Altegris totaled $89,079 and $13,651 for the years ended December 31, 2005 and 2004.

     Prior to October 15, 2004, Kenmar Global Strategies Inc. (Kenmar) assisted the General Partner in making decisions about which Advisors to hire, the allocations among the Advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar received a monthly management fee of 1/12 of 1% (1% annually) of month-end Net Asset Value. Effective October 15, 2004, ProFutures, Inc. terminated the consulting agreement between Kenmar and the Partnership. Accordingly, Kenmar was paid a pro rated monthly management fee for the period October 1, 2004 through October 15, 2004. Management fees earned by Kenmar totaled $266,317 and $342,122 for the years ended December 31, 2004 and 2003, respectively.

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

     Notional Funding Note: As of December 31, 2005, the Partnership has allocated notional funds to Advisors equal to approximately 38% of the Partnership's cash and/or other margin - qualified assets. Of course, this percentage may be higher or lower over any given 12 month period. The management fees paid to an Advisor, if any, are a percentage of the nominal account size of the account if an account had been notionally funded. The nominal account size is equal to a specific amount of funds initially allocated to an Advisor which increases by profits and decreases by losses in the account, but not by additions to or withdrawals of actual funds from the account. Some, but not all, Advisors are expected to be allocated notional funds, and not all of the Advisors allocated notional funds are expected to be paid management fees. Further, the amount of cash and/or other margin-qualified assets in an account managed by an Advisor will vary greatly at various times in the course of the Partnership's business, depending on the General Partner's general allocation strategy and pertinent margin requirements for the trading strategies undertaken by an Advisor.

     The Partnership is obligated to pay its periodic operating expenses, consisting substantially of preparation of the limited partners' tax return information, filing and recording charges, legal, printing, accounting and auditing fees plus non-recurring expenses. Those periodic recurring expenses are estimated at approximately .8% of the Partnership's average annual Net Asset Value. Non-recurring expenses, not included within these estimates, include expenses associated with significant litigation including, but not limited to, class action suits, suits involving the indemnification provisions of the Agreement of the Limited Partnership or any other agreement to which the Partnership is a party; by their nature, the dollar amount of non-recurring expenses cannot be estimated.

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

Item 1A.  Risk Factors.

Market Risks
------------

     Possible Total Loss of an Investment in the Partnership.

     Futures and forward contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, an investor could lose all or substantially all of its investment.

     The Units Will be Highly Leveraged.

     Because the amount of margin funds necessary to be deposited with a clearing broker in order to enter into a futures or forward contract position is typically about 2% to 10% of the total value of the contract, the Partnership will be able to hold positions with face values equal to several times the Partnership's net assets. As a result of this leveraging, even a small movement in the price of a contract can cause major losses. The General Partner will monitor the leverage of the Partnership regularly but is not limited by the amount of leverage it may employ.

     Illiquidity of an Investment.

     There is no secondary market for the Units. While the Units have redemption rights, there are restrictions. For example, redemptions can occur only at the end of a month. If a large number of redemption requests were to be received at one time, the Partnership might have to liquidate positions to satisfy the requests. Such a forced liquidation could adversely affect the Partnership and consequently an investor's investment. Transfers of the Units are subject to limitations.

     Market Illiquidity.

     Futures and forward positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as when foreign governments may take or be subject to political actions which disrupt the markets in their currency or major exports, can also make it difficult to liquidate a position. Unexpected market illiquidity has caused major losses in recent years in such sectors as emerging markets and mortgage backed securities. There can be no assurance that the same will not happen to the Partnership at any time or from time to time. The large size of the positions which the General Partner anticipates the Advisors acquiring for the Partnership increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

     Forward Transactions are Not Regulated and are Subject to Credit Risk.

     The Partnership trades forward contracts in foreign currencies. Forward contracts are typically traded through a dealer market which is dominated by major money center banks and is not regulated by the CFTC. Thus, investors do not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act in connection with this trading activity by the Partnership. Also, the Partnership faces the risk of non-performance by the counterparties to the forward contracts and such non-performance may cause some or all of your gain to be unrealized.

     Non-Correlated, Not Negatively Correlated, Performance Objective.

     Historically, managed futures have been generally non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand. Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be exactly opposite. Because of this non-correlation, the Partnership cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa. The futures, forward and swap markets are fundamentally different from the securities markets in that for every gain made in a futures, forward or swap transaction, the opposing side of that transaction will have an equal and offsetting loss. If the Partnership does not perform in a manner non-correlated with the general financial markets or does not perform successfully, investors will obtain no diversification benefits by investing in the Units and the Partnership may have no gains to offset an investor's losses from other investments.

     Foreign Currency Trading.

     Cash foreign currency markets are substantially unregulated and price movements in such markets are caused by many unpredictable factors including general economic and financial conditions, governmental policies, national and international political and economic events, and changes in interest rates. Such factors combined with the lack of regulation could expose the Partnership to significant losses which it might otherwise have avoided. Positions in cash foreign currencies can be established using less margin than is typical for futures contracts. Thus, a small movement in the price of the underlying currency can result in a substantial price movement relative to the margin deposit. In addition, cash foreign currencies are traded through a dealer market and not on an exchange. This presents the risks of both counterparty creditworthiness and possible default or bankruptcy by the counterparty.

Trading Risks
-------------

     There are disadvantages to making trading decisions based on technical analysis.

     The Advisors may base their trading decisions on trading strategies that use mathematical analyses of technical factors relating to past market performance. The buy and sell signals generated by a technical, trend-following trading strategy are derived from a study of actual daily, weekly and monthly price fluctuations, volume variations and changes in open interest in the markets. The profitability of any technical, trend-following trading strategy depends upon the occurrence in the future of significant, sustained price moves in some of the markets traded. A danger for trend-following traders is whip-saw markets, that is, markets in which a potential price trend may start to develop but reverses before an actual trend is realized. A pattern of false starts may generate repeated entry and exit signals in technical systems, resulting in unprofitable transactions. In the past, there have been prolonged periods without sustained price moves. Presumably these periods will continue to occur. Periods without sustained price moves may produce substantial losses for trend-following trading strategies. Further, any factor that may lessen the prospect of these types of moves in the future, such as increased governmental control of, or participation in, the relevant markets, may reduce the prospect that any trend- following trading strategy will be profitable in the future.

     There are disadvantages to making trading decisions based on fundamental analysis.

     Certain Advisors may base their decisions on trading strategies which utilize in whole or in part fundamental analysis of underlying market forces. Fundamental analysis attempts to examine factors external to the trading market which affect the supply and demand for a particular commodity interest in order to predict future prices. Such analysis may not result in profitable trading because certain Trading Advisors may not have knowledge of all factors affecting supply and demand or may incorrectly interpret the information it does have. Furthermore, prices may often be affected by unrelated or unexpected factors and fundamental analysis may not enable the trader to determine whether its previous decisions where incorrect in sufficient time to avoid substantial losses. In addition, fundamental analysis assumes that commodity markets are inefficient-- i.e., that commodity prices do not always reflect all available information--which some market analysts dispute.

     The use of multiple Advisors may result in offsetting or opposing trading positions and may also require one Advisor to fund the margin requirements of another Advisor.

     The use of multiple Advisors may result in developments or positions that adversely affect the Partnership's Net Asset Value. For example, because the Advisors trading will be acting independently, the Partnership could buy and sell the same futures contract, thereby incurring additional expenses but with no net change in its holdings. The Advisors also may compete, from time to time, for the same trades or other transactions, increasing the cost to the Partnership of making trades or transactions or causing some of them to be foregone altogether. Even though each Advisor's margin requirements ordinarily will be met from that Advisor's allocated net assets, one Advisor may incur losses of such magnitude that the Partnership is unable to meet margin calls from the allocated net assets of that Advisor. If such an event were to occur, then the Partnership's clearing brokers may require liquidations and contributions from the allocated net assets of another Advisor.

     Speculative Position Limits May Alter Trading Decisions for the
     Partnership.

     The CFTC has established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts. Exchanges also have established such limits. All accounts controlled by the General Partner, including the account of the Partnership, are combined for speculative position limit purposes. If positions in those accounts were to approach the level of the particular speculative position limit, such limits could cause a modification of the General Partner's trading decisions for the Partnership or force liquidation of certain futures positions.

     Increase in Assets Under Management May Affect Trading Decisions.

     The more assets the General Partner manages, the more difficult it may be for the General Partner to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in equity under management may require the General Partner to modify its trading decisions for the Partnership which could have a detrimental effect on an investor's investment.

     The Partnership's Trading is Not Transparent.

     The General Partner makes the Partnership's trading decisions. While the General Partner receives daily trade confirmations from its clearing brokers, only the Partnership's net trading results are reported to investors and only on a monthly basis. Accordingly, an investment in the Partnership does not offer investors the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers.

Tax Risks
---------

     Investors are Taxed Based on Their Share of Profits in the Partnership.

     Investors are taxed each year on their share of the Partnership's profits, if any, irrespective of whether they redeem any Units or receive any cash distributions from the Partnership. All performance information provided by the Partnership is presented on a pre-tax basis; investors who experience such performance may have to redeem Units or pay the related taxes from other sources.

     Tax Could be Due From Investors on Their Share of the Partnership's Ordinary Income Despite Overall Losses.

     Investors may be required to pay tax on their allocable share of the Partnership's ordinary income, which is the Partnership's interest income and gain on some foreign futures contracts, even though the Partnership incurs overall losses. Capital losses can be used only to offset capital gains and $3,000 of ordinary income each year. Consequently, if an investor were allocated $5,000 of ordinary income and $10,000 of capital losses, the investor would owe tax on $2,000 of ordinary income even though the investor would have a $5,000 loss for the year. The $7,000 capital loss carry forward could be used in subsequent years to offset capital gain and ordinary income, but subject to the same annual limitation on its deductibility against ordinary income.

     Deductibility of Management and Performance Fees.

     Although the Partnership treats the management fees and advisory fees paid and other expenses of the Partnership as ordinary and necessary business expenses, upon audit the Partnership may be required to treat such fees as "investment advisory fees" if the Partnership's trading activities were determined to not constitute a trade or business for tax purposes. If the expenses were investment advisory expenses, an investor's tax liability would likely increase. In addition, upon audit, a portion of the management and performance fees might be treated as a non-deductible syndication cost or might be treated as a reduction in the Partnership's capital gain or as an increase in the Partnership's capital loss. If the management and performance fees were so treated, an investor's tax liability would likely increase.

Other Risks
-----------

     Fees and Commissions are Charged Regardless of Profitability and are Subject to Change.

     The Partnership is subject to substantial charges payable irrespective of profitability in addition to advisory fees which are payable based on an Advisor's profitability. Included in these charges are management, organization and offering, and brokerage fees and operating expenses. On the Partnership's forward trading, "bid-ask" spreads and prime brokerage fees are incorporated into the pricing of the Partnership's forward and swap contracts, respectively, by the counterparties in addition to the brokerage fees paid by the Partnership. It is not possible to quantify the "bid-ask" spreads and prime brokerage fees paid by the Partnership because the Partnership cannot determine the profit its counterparty is making on its forward and swap transactions. Such spreads can at times be significant. In addition, Advisors may be changed from time to time, leading to changes to the management fees and advisory fees paid by the Partnership.

     Failure of Brokerage Firms; Disciplinary History of Clearing Brokers.

     The Commodity Exchange Act requires a clearing broker to segregate all funds received from customers from such broker's proprietary assets. If any of the clearing brokers fails to do so, the assets of the

     Partnership might not be fully protected in the event of the bankruptcy of the clearing broker. Furthermore, in the event of any of the clearing broker's bankruptcy, the Partnership could be limited to recovering only a pro rata share of all available funds segregated on behalf of the clearing broker's combined customer accounts, even though certain property specifically traceable to the Partnership (for example, Treasury bills deposited by the Partnership with the clearing broker as margin) was held by the clearing broker. The clearing brokers have been the subject of certain regulatory and private causes of action in the past and may be again in the future. Such actions could affect the ability of a clearing firm to conduct its business. Furthermore, dealers in forward contracts are not regulated by the Commodity Exchange Act and are not obligated to segregate customer assets. As a result, you do not have such basic protections in forward contracts.

     Investors Must Not Rely on Past Performance of the General Partner in Deciding Whether to Buy Units.

     The future performance of the Partnership is not predictable, and no assurance can be given that the Partnership will perform successfully in the future. Past performance of a trading program is not necessarily indicative of future results.

     Lack of Independent Experts Representing Investors.

     The General Partner has consulted with counsel, accountants and other experts regarding the formation and operation of the Partnership. No counsel has been appointed to represent the investors in connection with the offering of the Units. Accordingly, each prospective investor should consult his own legal, tax and financial advisers regarding the desirability of an investment in the Partnership.

     Reliance on the General Partner.

     The incapacity of the General Partner's principals could have a material and adverse effect on the General Partner's ability to discharge its obligations to the Partnership. Neither the General Partner nor its principals are under any obligation to devote a minimum amount of time to the Partnership.

     Possibility of Termination of the Partnership Before Expiration of its Stated Term.

     The General Partner may withdraw from the Partnership upon 120 days' notice, which would cause the Partnership to terminate. Other events, such as a long-term substantial loss suffered by the Partnership, could also cause the Partnership to terminate before the expiration of its stated term. This could cause an investor to liquidate its investments and upset the overall maturity and timing of such investor's investment portfolio. If the registrations with the CFTC or memberships in the NFA of the General Partner or the clearing brokers were revoked or suspended, such entity would no longer be able to provide services to the Partnership.

     The Partnership is Not a Regulated Investment Company.

     Although the General Partner is subject to regulation by the CFTC, the Partnership is not an investment company subject to the Investment Company Act of 1940. Accordingly, investors do not have the protections afforded by that statute which, for example, require investment companies to have a majority of disinterested directors and regulate the relationship between the adviser and the investment company.

     Proposed Regulatory Change is Impossible to Predict.

     The futures markets are subject to comprehensive statutes, regulations and margin requirements. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures and forward transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the "derivatives" markets in general. The effect of any future regulatory change on the Partnership is impossible to predict, but could be substantial and adverse.

     Forwards, Swaps, Hybrids and Other Derivatives are Not Subject to CFTC Regulation.

     The Partnership may trade foreign exchange contracts in the interbank market. In addition to swaps, the Partnership may also trade hybrid instruments and other off-exchange contracts. Swap agreements involve trading income streams such as fixed rate for floating rate interest. Hybrids are instruments which combine features of a security with those of a futures contract. There is no exchange or clearinghouse for these contracts, they are not regulated by the CFTC, and traders must rely on the creditworthiness of the counterparty to fulfill the obligations of the transaction. The Partnership will not receive the protections which are provided by the CFTC's regulatory scheme for these transactions.

     Options on Futures are Speculative and Highly Leveraged.

     In the future, options on futures contracts may be used by the Partnership to generate premium income or capital gains. Futures options involve risks similar to futures in that options are speculative and highly leveraged. The buyer of an option risks losing the entire purchase price (the premium) of the option. The writer (seller) of an option risks losing the difference between the premium received for the option and the price of the commodity or futures contract underlying the option which the writer must purchase or deliver upon exercise of the option (which losses can be unlimited). Specific market movements of the commodities or futures contracts underlying an option cannot accurately be predicted.

     The Partnership Will Trade Extensively in Foreign Markets.

     A substantial portion of the Advisors' trades takes place on markets or exchanges outside the United States. The risk of loss in trading foreign futures contracts and foreign options can be substantial. Participation in foreign futures contracts and foreign options transactions involves the execution and clearing of trades on, or subject to the rules of, a foreign board of trade. Non-U.S. markets may not be subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA or any domestic exchange regulates activities of any foreign boards of trade, including the execution, delivery and clearing of transactions, or has the power to compel enforcement of the rules of a foreign board of trade or any applicable foreign laws. Trading on foreign exchanges also presents the risks of exchange controls, expropriation, taxation and government disruptions. The price of any foreign futures or foreign options contract and, therefore, the potential profit and loss thereon, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised. Certain foreign exchanges may also be in a more or less developmental stage so that prior price histories may not be indicative of current price dynamics. In addition, the Partnership may not have the same access to certain positions on foreign exchanges as do local traders, and the historical market data on which the General Partner bases its strategies may not be as reliable or accessible as it is in the United States. The rights of clients (such as the Partnership) in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers. To the extent that a foreign entity does not have assets domiciled in the United States, satisfaction of any judgment against that party may be adversely affected.

     Restrictions on Transferability.

     An investor may transfer or assign its Units only upon prior written notice to the General Partner and if the General Partner is satisfied that the transfer complies with applicable laws and would not affect the tax status of the Partnership.

     Money Committed to Margin

     The Partnership may commit a substantial portion of its assets as margin for positions held by the clearing brokers. Because such commitment typically represents only a small percentage of the total value of such positions, adverse price movements can cause losses in excess of such commitment and potentially in excess of the total assets of the Partnership.

Item 1B.  Unresolved Staff Comments.

     The Partnership has not received written comments from the Commission staff regarding its periodic or current reports under the Act within 180 days before the end of its fiscal year to which this annual report relates.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     During the fourth quarter of the fiscal year ended December 31, 2005, no matters were submitted to a vote of the holders of Units of Limited Partnership Interest ("Units") through the solicitation of proxies or otherwise.

                                    PART II

Item 5.   Market for Partnership's Securities and Related Security Holder
          Matters.

     The Partnership has filed a registration statement with the Securities and Exchange Commission for the sale of up to $38,547,364 in Units of Limited Partnership Interest. Such registration statement became effective as of July 31, 1994. This offering was extended on January 31, 1995 and continued through April 30, 1995. On June 23, 1995, Post-Effective Amendment No. 3 was filed to deregister $20,721,920 of Units of Limited Partnership Interest. As of December 31, 2005, a total of 10,334 Units are outstanding and held by 754 Unit holders, including 187 Units held by the General Partner and its principals. During the calendar year 2005, a total of 1,548 Units were redeemed.

     The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to its Unit holders. The General Partner made no distributions as of December 31, 2005, or as of the date hereof. A Limited Partner may request and receive redemption of Units subject to restrictions in the limited partnership agreement.

Item 6.   Selected Financial Data.

     Following is a summary of certain financial information for the Partnership for the calendar years 2005, 2004, 2003, 2002 and 2001.

                                                                2005
                                                        ---------------------


Realized Gains (Losses)                             $               8,085,002
Change in Unrealized
    Gains (Losses) on
    Open Contracts                                                 (1,323,326)
Interest Income                                                       882,295
Management Fees                                                     2,118,910
Incentive Fees                                                        849,102
Net Income (loss)                                                   3,266,075
General Partner Capital                                               560,244
Limited Partner Capital                                            30,380,394
Partnership Capital                                                30,940,638
Net Asset Value per General
    And Limited Partner Unit
    at End of Year                                                   2,994.02
Net Income (loss) per Unit*                                            292.29

                                                                2004
                                                        ---------------------


Realized Gains (Losses)                             $               7,550,029
Change in Unrealized
    Gains (Losses) on
    Open Contracts                                                 (2,384,308)
Interest Income                                                       442,893
Management Fees                                                     2,160,170
Incentive Fees                                                      1,138,118
Net Income (loss)                                                   1,251,915
General Partner Capital                                               607,384
Limited Partner Capital                                            31,474,269
Partnership Capital                                                32,081,653
Net Asset Value per General
    And Limited Partner Unit
    at End of Year                                                   2,699.92
Net Income (loss) per Unit*                                            100.52

                                                                  2003
                                                        ---------------------


Realized Gains (Losses)                            $                8,453,501
Change in Unrealized
    Gains (Losses) on
    Open Contracts                                                    285,932
Interest Income                                                       352,209
Management Fees                                                     2,130,952
Incentive Fees                                                      1,456,891
Net Income (loss)                                                   4,462,334
General Partner Capital                                               584,564
Limited Partner Capital                                            33,041,117
Partnership Capital                                                33,625,681
Net Asset Value per General
    And Limited Partner Unit
    at End of Year                                                   2,598.48
Net Income (loss) per Unit*                                            326.46


                                                                  2002
                                                        ---------------------

Realized Gains (Losses)                            $                6,268,491
Change in Unrealized
    Gains (Losses) on
    Open Contracts                                                    659,039
Interest Income                                                       510,306
Management Fees                                                     2,065,751
Incentive Fees                                                      1,104,271
Net Income (loss)                                                   3,057,896
General Partner Capital                                               511,577
Limited Partner Capital                                            31,618,764
Partnership Capital                                                32,130,341
Net Asset Value per General
    and Limited Partner Unit
    at End of Year                                                   2,274.04
Net Income (loss) per Unit*                                            201.95

                                                                  2001
                                                        ---------------------


Realized Gains (Losses)                            $                2,875,708
Change in Unrealized
    Gains (Losses) on
    Open Contracts                                                    365,300
Interest Income                                                     1,309,764
Management Fees                                                     2,385,535
Incentive Fees                                                        656,540
Net Income (loss)                                                     201,219
General Partner Capital                                               458,665
Limited Partner Capital                                            33,325,130
Partnership Capital                                                33,783,795
Net Asset Value per General
    and Limited Partner Unit
    at End of Year                                                   2,038.84
Net Income (loss) per Unit*                                             11.05

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

Year-Ended December 31, 2005
----------------------------

The year 2005 had net income of $3,266,075 or $292.29 per unit. At December 31, 2005, partners' capital totaled $30,940,638, versus $32,081,653 at
December 31, 2004, including capital redemptions of $4,407,090. Net Asset Value per unit at December 31, 2005 amounted to $2,994.02, as compared to $2,699.92 at December 31, 2004.

Fourth Quarter 2005
-------------------

The Partnership had a gain of 0.49% in October. The Partnership had large gains in interest rates and foreign currencies, with smaller gains in base metals. There were losses mainly in stock indices and energy.

The Partnership had a gain of 4.40% in November. The Partnership had large gains in foreign currencies, with smaller gains in metals, stock indices and certain agricultural commodities. There were losses in energy and interest rates.

The Partnership had a loss of 3.34% in December. The Partnership had gains in metals and stock indices. There were large losses in foreign currencies, interest rates and certain agricultural commodities.

For the quarter, the Partnership had a small gain. Many of the gains for the quarter were from foreign currencies.

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

The Partnership had a loss of 1.61% in September. The Partnership had large gains in foreign currencies and stock indices, with smaller gains in base metals. There were large losses in interest rates, with smaller losses in energy and precious metals.

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

Year Ended December 31, 2004
----------------------------

2004 had net income of $1,251,915 or $100.52 per Unit. At December 31, 2004, partners' capital totaled $32,081,653, a net decrease of $1,544,028 from December 31, 2003 including capital redemptions of $2,795,943. Net Asset Value per Unit at December 31, 2004 amounted to $2,699.92, as compared to $2,598.48 at December 31, 2003, an increase of 3.90%.

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

Overall, the Partnership ended the quarter with a total return of 6.97%. For the fourth quarter 2004, the largest trading gains were in the interest rates and foreign currency sectors.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2005 and 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2005 and 2004, the Partnership's total capitalization was approximately $30.9 million and $32.1 million, respectively.

                                             December 31,                                      December 31,
                                                 2005                                              2004
                                          -------------------                               -------------------
                                                                  % of                                            % of
                                  Value at                       Total              Value at                      Total
      Market Sector                  Risk                    Capitalization           Risk                   Capitalization
      -------------                  ----                    --------------           ----                   --------------
Agriculture                      $     136,499                      0.44%            $    213,471                   0.67%
Currencies                             836,650                      2.70%               1,267,315                   3.95%
Energy and Other                        56,400                      0.18%                 135,190                   0.42%
Stock Indices                          990,332                      3.20%               1,753,085                   5.46%
Interest Rates                         994,297                      3.21%               1,231,253                   3.84%
Metals                                 245,009                      0.79%                 328,433                   1.02%
                                    ----------                   --------              ----------                --------

          Total                     $3,259,187                     10.52%              $4,928,747                  15.36%
                                    ==========                     ======              ==========                  ======

The following table indicates the total annual returns for 2005 by market category based on trading gains and losses (before commissions, interest, other fees and expenses) earned during the year. These returns are calculated based on the net asset value per unit at the beginning of the fiscal year 2005.

                                                      Trading
                                                    Gain/ (Loss)
                                                    ------------
   Agriculture                                          (0.04) %
   Currencies                                            2.71  %
   Energy and Other                                      6.15  %
   Stock Indices                                         3.69  %
   Interest Rates                                        4.66  %
   Metals                                                5.24  %
                                                     -----------

                                                        22.41  %
                                                     ===========

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

The following were the primary trading risk exposures of the Partnership as of and during the year ended December 31, 2005, by market sector.

Stock Indices
-------------

The Partnership's primary equity exposure is to fluctuations in equity prices. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2005, the Partnership's exposure was to stock indices in the U.S., European, Australian and Asian markets. The General Partner anticipates that the Partnership will primarily be exposed to the risk of adverse price trends or static markets in the major U.S. and global equity indices.

Metals
------

The Partnership's primary metals market exposure is to fluctuations in the price of both precious and base metals. As of December 31, 2005, the Partnership's primary exposures were to aluminum, nickel, copper, tin, gold, silver, lead, zinc and platinum. The General Partner anticipates that the Partnership will continue to be exposed to the metals markets.

Agriculture
-----------

The Partnership's primary agriculture exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. The Partnership's agriculture commodities exposure was primarily to cattle, lumber, grains and soybean and food/fiber products as of December 31, 2005.

Currencies
----------

The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades long and short positions in a large number of currencies, including cross-currency positions between two currencies other than the U.S. dollar. As of December 31, 2005, the Partnership's primary exposures were in Australian Dollars, Canadian Dollars, British Pounds, Japanese Yen, Swiss Francs and Euros. The General Partner anticipates that the risk profile of the Partnership's currency sector will predominantly relate to the U.S. and major European and Asian countries. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.

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

The Partnership also has non-trading cash flow risk as a result of investing a substantial portion of its assets in interest-bearing deposits with brokers. If short-term interest rates rise, then cash flow from interest income related to broker deposits will increase. If short-term interest rates decline, then cash flow from interest income related to broker deposits will also decline.

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

Item 8.   Financial Statements and Supplementary Data.

     Financial statements meeting the requirements of Regulation S-X are listed following this report. The following is the Supplementary Financial information specified by Item 302 of Regulation S-K for the years 2005 and 2004.

                                  1st Qtr 2005    2nd Qtr 2005    3rd Qtr 2005     4th Qtr 2005
                                 -----------------------------------------------------------------

Gain (loss) from trading              $807,186      $3,077,926        $741,073         $994,075
Net investment (loss)                (660,122)       (688,585)       (456,950)        (548,528)
Net Income (loss)                      147,064       2,389,341         284,123          445,547

Net income (loss) per Unit               12.44          210.11           25.97            42.17
Increase (decrease) in
   Net Asset Value per Unit              13.41          213.81           25.49            41.39

Net Asset Value per Unit
   at end of period                   2,713.33        2,927.14        2,952.63         2,994.02




                                  1st Qtr 2004    2nd Qtr 2004    3rd Qtr 2004     4th Qtr 2004
                                 -----------------------------------------------------------------

Gain (loss) from trading            $5,320,555    $(4,042,807)        $371,222       $2,660,482
Net investment (loss)              (1,593,519)       (503,276)       (450,004)        (510,738)
Net Income (loss)                    3,727,036     (4,546,083)        (78,782)        2,149,744

Net income (loss) per Unit              290.01        (360.71)          (6.40)           178.43
Increase (decrease) in
   Net Asset Value per Unit             290.36        (360.50)          (6.28)           177.86

Net Asset Value per Unit
   at end of period                   2,888.84        2,528.34        2,522.06         2,699.92


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Previously disclosed.

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

     The Board of Directors of ProFutures, Inc., in its capacity as the audit committee for the Partnership, has determined that Debi B. Halbert qualifies as an "audit committee financial expert" in accordance with the applicable rules and regulations of the Securities and Exchange Commission. She is not independent of management.

     ProFutures, Inc. has adopted a code of ethics that applies to the Partnership and its affiliates as well as the executive officers of the General Partner. A copy of the code of ethics may be obtained at no charge by written request to the corporate secretary of ProFutures, Inc., 11719 Bee Cave Road, Suite 200, Austin, Texas 78738.

Item 11.  Executive Compensation.

     As discussed above, the Partnership does not have any officers, directors or employees. The General Partner received monthly management fees which aggregated $1,201,191 for 2005.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) As of December 31, 2005, a total of 10,334 Units are issued and outstanding, representing 1 General Partner and 753 Limited Partners. The Partnership knows of no one person who owns beneficially more than 5% of the Units of Limited Partnership Interest.

     (b) The General Partner and its principals owned 187 Units as of December 31, 2005, having an aggregate value of $560,244, which is approximately 1.8% of the Net Asset Value of the Partnership

     (c)  Changes in control. None have occurred and none are expected.

Item 13.  Certain Relationships and Related Transactions.

     The Partnership's Prospectus, dated July 31, 1994, Pages 16-18, which is incorporated herein by reference, contains information concerning the relationships and transactions between the General Partner, the Clearing Broker and the Partnership.

Item 14.  Principal Accounting Fees and Services.

     KBA Group LLP, as principal accountant for the year 2005, and Arthur F. Bell, Jr. & Associates, L.L.C., as principal accountant for the year 2004, billed the Partnership aggregate fees for services rendered to the Partnership for the years 2005 and 2004, respectively, as follows:

                                          2005                  2004

      Audit Fees (1)               $              7,000  $           49,936
      Audit-Related Fees (2)       $                  0  $           39,330
      Tax Fees (3)                 $                  0  $            7,703
      All Other Fees (4)           $                  0  $            3,600

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

                                    PART IV

Item 15.  Exhibits and Financial Statement Schedules.

     (a)(1) Financial Statements.

            The following are included with the 2005 Report of Independent Registered Public Accounting Firm, a copy of which is filed herewith as Exhibit 13.01

                  Affirmation of ProFutures, Inc.
                  Reports of Independent Registered Public Accounting Firms Statements of Financial Condition
                  Condensed Schedules of Investments
                  Statements of Operations
                  Statements of Changes in Partners' Capital
                  Notes to Financial Statements


     (a)(2) Schedules are omitted for the reason that all required information is contained in the financial statements included in (a)(1) above or are not applicable.

     (a)(3) Exhibits as required by Item 601 of Regulation S-K.

               *1.1     Form of Selling Agreement between the Partnership and
                        ProFutures Financial Group, Inc.
               *1.2     Form of Additional Selling Agents Agreement between
                        ProFutures Financial Group, Inc. and certain
                        Additional Selling Agents.
               *3.1     Agreement of Limited Partnership (attached to the
                        Prospectus as Exhibit A).
               *3.2     Subscription Agreement and Power of Attorney (attached
                        to the Prospectus as Exhibit B).
               *3.3     Request for Redemption Form (attached to the
                        Prospectus as Exhibit C).
               *5.1     Opinion of Counsel as to the legality of the Units.
               *8.1     Tax Opinion of Counsel.

               *10.4 Form of Consulting Agreement between the Registrant and Kenmar Global Strategies Inc.
               *10.6 Form of Amended and Restated Stock Subscription Agreement by and between ABN AMRO Incorporated and ProFutures, Inc.

     (b)  Exhibits.

          13.1   2005 Report of Independent Registered Public Accounting Firm.

          31.1 Certification of Gary D. Halbert, President, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

          31.2 Certification of Debi B. Halbert, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

          32.1 Certification of Gary D. Halbert, President, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

          32.2 Certification of Debi B. Halbert, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

     (c)  Financial Statement Schedules.

          Not Applicable or information included in the financial statements.




-------------------------
* The foregoing forms of exhibits were filed in the April 6, 1987 Registration Statement No. 33-13008 and/or Post-Effective Amendment No. 1 thereto filed March 11, 1988, and/or the June 5, 1991 Registration Statement No. 33-41073, and/or Pre-Effective Amendment No. 1 thereto filed August 8, 1991, and/or Post-Effective Amendment No. 1 thereto filed March 26, 1992; and/or the October 14, 1992 Registration Statement No. 33-53324, and/or the November 17, 1992 Pre-effective Amendment No. 1 thereto and/or the July 2, 1993 Registration Statement No. 33-65596, and/or the Pre-Effective Amendment No. 1 thereto filed August 16, 1993, and Supplement dated December 3, 1993, Post-Effective Amendment No. 2 thereto filed June 30, 1994 and Supplement dated January 31, 1995, and/or Post-Effective Amendment No. 3 dated June 23 1995; and/or Form 10-K for the year ended 2001; and/or Form 10-Q for the quarter ended June 30, 2002. Accordingly, such exhibits are incorporated herein by reference and notified herewith.

                                  SIGNATURES




Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         PROFUTURES DIVERSIFIED FUND, L.P.
                                         (Partnership)



March 29, 2006                           By /s/ GARY D. HALBERT
-------------------------------             ----------------------------------
Date                                         Gary D. Halbert, President
                                               and Director
                                             ProFutures, Inc.
                                             General Partner



March 29, 2006                           By /s/ DEBI B. HALBERT
-------------------------------             ----------------------------------
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



March 29, 2006                           By /s/ GARY D. HALBERT
-------------------------------             ----------------------------------
Date                                         Gary D. Halbert, President
                                               and Director
                                             ProFutures, Inc.
                                             General Partner



March 29, 2006                           By /s/ DEBI B. HALBERT
-------------------------------             ----------------------------------
Date                                         Debi B. Halbert, Chief Financial
                                               Officer, Treasurer and Director
                                             ProFutures, Inc.
                                             General Partner