Form 10-Q
period 2006-03-31
PROFUTURES DIVERSIFIED FUND L P
filed 2006-05-15
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              X Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                     For the Quarter Ended March 31, 2006
                                --------------

                        Commission File Number 0-16898
                                    -------

                       PROFUTURES DIVERSIFIED FUND, L.P.
               -------------------------------------------------
                          (Exact name of Partnership)

           Delaware                                 75-2197831
-----------------------------        -----------------------------------------
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

                  Yes         X                 No
                       --------                    ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):


Large Accelerated Filer             Accelerated Filer             Non-Accelerated Filer      X
                        ------                        ------                            ------


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  Yes                     No      X
                      ------                 ------

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements.


                                            PROFUTURES DIVERSIFIED FUND, L.P.
                                            STATEMENTS OF FINANCIAL CONDITION
                               March 31, 2006 (Unaudited) and December 31, 2005 (Audited)
                                                    -----------------
                                                                              March 31,                December 31,
                                                                                 2006                      2005
                                                                                 ----                      ----
ASSETS
    Equity in broker trading accounts
     Cash                                                               $           20,728,380     $         22,398,315
     Option premiums paid                                                               81,750                   23,550
     Unrealized gain (loss) on open contracts                                          939,263                (761,849)
                                                                            -------------------        -----------------

          Deposits with broker                                                      21,749,393               21,660,016

     Cash                                                                                2,101                    2,648
     Cash deposits in forward trading collateral accounts                           10,281,192               10,674,912
     Option premiums (received) on forward currency contracts                          (1,770)                        0
     Unrealized gain (loss) on open forward currency contracts                         116,050                (326,881)
                                                                            -------------------        -----------------

          Total assets                                                  $           32,146,966     $         32,010,695
                                                                            ===================        =================
LIABILITIES
    Accounts payable                                                    $               53,381     $             51,071
    Commissions and other trading fees
       on open contracts                                                                20,072                   40,880
     Incentive fees payable                                                            243,995                  296,921
     Management fees payable (includes $99,758 and $98,289
       payable to the General Partner at March 31, 2006 and
       December 31, 2005, respectively)                                                294,258                  280,502
     Redemptions payable                                                               337,647                  400,683
                                                                            -------------------        -----------------

          Total liabilities                                                            949,353                1,070,057
                                                                            -------------------        -----------------

PARTNERS' CAPITAL (Net Asset Value)
     General Partner - 187 units outstanding
       at March 31, 2006 and December 31, 2005                                         580,152                  560,244
     Limited Partners - 9,875 and 10,147 units
       outstanding at March 31, 2006 and
       December 31, 2005                                                            30,617,461               30,380,394
                                                                            -------------------        -----------------
          Total partners' capital
              (Net Asset Value)                                                     31,197,613               30,940,638
                                                                            -------------------        -----------------

                                                                        $           32,146,966     $         32,010,695
                                                                            ===================        =================

                                                 See accompanying notes.

                                                PROFUTURES DIVERSIFIED FUND, L.P.
                                                CONDENSED SCHEDULES OF INVESTMENTS
                                    March 31, 2006 (Unaudited) and December 31, 2005 (Audited)
                                                        -----------------


    LONG FUTURES CONTRACTS                                                    March 31, 2006               December 31, 2005
    ----------------------                                              ---------------------------    --------------------------
                   Range of                                                                                              % of Net
                   Expiration                                                                                             Asset
      No. of       ----------                                                            % of Net                         -----
     Contracts       Dates       Description                                 Value      Asset Value          Value        Value
     ---------       -----       -----------                                 -----      -----------          -----        -----

                                 Agricultural                           $     11,305     0.04%         $     119,327    0.38%
                                 Currency                                     13,798     0.04%               (35,303)  (0.11)%
                                 Energy                                      119,446     0.38%               (93,005)  (0.30)%
                                 Interest rate                              (31,486)    (0.10)%              293,053    0.95%
                                 Metal

        284      4/06 - 12/09        LME aluminum futures contracts        3,830,975     12.28%            4,729,465    15.28%
        273      4/06 - 12/08        LME copper futures contracts         12,584,218     40.34%            9,524,486    30.78%
                                     Other metal futures contracts         1,154,196     3.70%               913,482    2.95%
                                                                        ------------    -------        --------------  -------
                                                                          17,569,389     56.32%           15,167,433    49.01%
                                                                        ------------    -------        --------------  -------
                                 Stock index                                 279,757     0.90%               (26,086)  (0.08)%
                                                                        ------------    -------        --------------  -------

                                 Total long futures contracts           $ 17,962,209     57.58%        $  15,425,419    49.85%
                                                                        -------------   -------        --------------  -------

    SHORT FUTURES CONTRACTS
    -----------------------
      No. of        Range of
     Contracts  Expiration Dates Description
     ---------  ---------------- -----------
                                 Agricultural                           $     78,274     0.25%         $     (89,987)  (0.29)%
                                 Currency                                    (22,296)   (0.07)%              (30,428)  (0.10)%
                                 Energy                                      (13,418)   (0.04)%              (33,372)  (0.11)%
                                 Interest rate                               688,925     2.21%               185,871    0.60%
                                 Metal
        279      4/06 - 12/09        LME aluminum futures contracts       (4,182,940)   (13.41)%          (5,296,278)  (17.12)%
        267      4/06 - 12/08        LME copper futures contracts        (12,750,144)   (40.87)%         (10,252,843)  (33.14)%
                                     Other metal futures contracts          (835,709)   (2.68)%             (682,125)  (2.19)%
                                                                        ------------    -------        --------------  --------
                                                                         (17,768,793)   (56.96)%         (16,231,246)  (52.45)%
                                                                        -------------   -------        -----------------------
                                 Stock index                                   1,612     0.00%                16,694    0.05%
                                                                        ------------    -------        --------------  --------

                                 Total short futures contracts          $(17,035,696)   (54.61)%       $ (16,182,468)  (52.30)%
                                                                        ============    =======        ==============  ========

                                 Total futures contracts                $    926,513     2.97%         $    (757,049)  (2.45)%
                                                                        ============    =======        ==============  ========

PURCHASED OPTIONS ON FUTURES CONTRACTS
--------------------------------------

                                 Agricultural options                   $     94,500     0.30%         $       5,550    0.02%
                                 Energy options                                    0     0.00%                13,200    0.04%
                                                                        ------------    -------        --------------  --------

                                 Total purchased options on futures
                                 contracts (premiums paid - $81,750
                                 and $23,550, respectively)             $     94,500     0.30%         $      18,750    0.06%
                                                                        ============    =======        ==============  ========

FORWARD CURRENCY CONTRACTS
--------------------------

                                 Long forward currency contracts        $   (205,426)   (0.66)%        $    (333,740)  (1.08)%
                                 Short forward currency contracts            320,656     1.03%                 6,859    0.02%
                                                                        ------------    -------        --------------  --------

                                 Total forward currency contracts       $    115,230     0.37%         $    (326,881)  (1.06)%
                                                                        ============    =======        ==============  ========

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS
---------------------------------------------

                                 Forward currency contracts             $       (950)   (0.00)%        $            0   0.00%
                                                                        ------------    -------        --------------  --------

                                 Total written options on forward
                                 currency contracts (premiums received
                                 - $1,770 and $0, respectively)         $       (950)   (0.00)%        $            0   0.00%
                                                                        ============= =========        ============== =======

                                                     See accompanying notes.

                                           PROFUTURES DIVERSIFIED FUND, L.P.
                                               STATEMENTS OF OPERATIONS
                                  For the Three Months Ended March 31, 2006 and 2005
                                                      (Unaudited)
                                                   -----------------

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                2006                     2005
                                                                                ----                     ----
TRADING GAINS (LOSSES)
   Gain (loss) from futures and options on futures trading
      Realized                                                          $            184,086     $            973,851
      Change in unrealized                                                         1,701,112                  734,115
      Brokerage commissions                                                         (202,046)                (280,900)
                                                                            -----------------        -----------------

           Gain from futures and options on futures trading                        1,683,152                1,427,066
                                                                            -----------------        -----------------

   Gain (loss) from forward and options on
      forward currency trading
        Realized                                                                    (509,565)                (725,866)
        Change in unrealized                                                         442,931                  105,986
                                                                            -----------------        -----------------

           (Loss) from forward and options on
               forward currency trading                                              (66,634)                (619,880)
                                                                            -----------------        -----------------

           Total trading gains                                                     1,616,518                  807,186
                                                                            -----------------        -----------------

NET INVESTMENT INCOME (LOSS)
   Income
      Interest income                                                                324,185                  181,358
                                                                            -----------------        -----------------

   Expenses
      Incentive fees                                                                 243,995                  243,537
      Management fees (includes $295,803 and $295,998 charged
        by the General Partner for the three months ended
        March 31, 2006 and 2005, respectively)                                       512,912                  524,820
      Operating expenses                                                              96,993                   73,123
                                                                            -----------------        -----------------

           Total expenses                                                            853,900                  841,480
                                                                            -----------------        -----------------

           Net investment (loss)                                                    (529,715)                (660,122)
                                                                            -----------------        -----------------

           NET INCOME                                                   $          1,086,803     $            147,064
                                                                            =================        =================

NET INCOME PER GENERAL AND
   LIMITED PARTNER UNIT
      (based on weighted average number of
      units outstanding during the period of
      10,257 and 11,818, respectively)                                  $             105.96     $              12.44
                                                                            =================        =================

INCREASE IN NET ASSET VALUE PER GENERAL
   AND LIMITED PARTNER UNIT                                             $             106.39     $              13.41
                                                                            =================        =================


                                                See accompanying notes.


                                           PROFUTURES DIVERSIFIED FUND, L.P.
                             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                                  For the Three Months Ended March 31, 2006 and 2005
                                                      (Unaudited)
                                                   -----------------


                                               Total                            Partners' Capital
                                             Number of       ------------------------------------------------------------
                                               Units               General              Limited              Total
                                           --------------        -------------       --------------    ------------------
Balances at
   December 31, 2005                              10,334     $        560,244    $      30,380,394     $      30,940,638

Net income for the three months
ended March 31, 2006                                                   19,908            1,066,895             1,086,803

Redemptions                                         (272)                   0             (829,828)             (829,828)
                                           --------------        -------------       --------------       ---------------

Balances at
   March 31, 2006                                 10,062     $        580,152    $      30,617,461     $      31,197,613
                                           ==============        =============       ==============       ===============

Balances at
   December 31, 2004                              11,882     $        607,384    $      31,474,269     $      32,081,653

Net income for the three months
ended March 31, 2005                                                    3,017              144,047               147,064

Redemptions                                         (310)                   0             (831,208)             (831,208)
                                           --------------        -------------       --------------       ---------------

Balances at
   March 31, 2005                                 11,572     $        610,401    $      30,787,108     $      31,397,509
                                           ==============        =============       ==============       ===============

                                                                   Net Asset Value Per Unit
                                       ----------------------------------------------------------------------------------

                                              March 31,           December 31,          March 31,           December 31,
                                               2006                   2005                2005                  2004
                                           --------------        -------------       --------------       ---------------

                                       $        3,100.41     $       2,994.02    $     2,713.33        $     2,699.92
                                           ==============        =============       ==============       ===============

                                                See accompanying notes.

                       PROFUTURES DIVERSIFIED FUND, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                 --------------


Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           -----------------------------------------------------------

           A.     General Description of the Partnership

                  ProFutures Diversified Fund, L.P. (the Partnership) is a Delaware limited partnership which operates as a commodity investment pool. The Partnership engages in the speculative trading of futures contracts, options on futures contracts, interbank forward currency contracts and options on interbank forward currency contracts.

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

           D.     Use of Estimates

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the estimates and assumptions utilized.

           E.     Futures and Forward Currency Contracts

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

                       PROFUTURES DIVERSIFIED FUND, L.P.
                         NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                 --------------


Note 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          -----------------------------------------------------------
          (CONTINUED)
          -----------

           F.     Brokerage Commissions

                  Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

           G.     Income Taxes

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

           I.     Statements of Cash Flows

                  The Partnership has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102 - "Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

           J.     Interim Financial Statements

                  The unaudited condensed financial statements of ProFutures Diversified Fund, L.P. for the three month periods ended March 31, 2006 and 2005, have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. The notes to the unaudited condensed financial statement should be read in conjunction with the notes to the consolidated financial statements contained in our 2005 Annual Report on Form 10-K filed with the SEC on March 31, 2006.

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

           The Partnership pays the General Partner a monthly management fee of 1/4 of 1% (3% annually) of month-end Net Asset Value. The General Partner receives an additional monthly management fee of .0625% (.75% annually) of the Partnership's month-end Net Asset Value for consulting services rendered to the Partnership.

           Total management fees earned by ProFutures, Inc. for the three months ended March 31, 2006 and 2005 were $295,803 and $295,998, respectively. Management fees payable to ProFutures, Inc. as of March 31, 2006 and December 31, 2005 were $99,758 and $98,289, respectively.

Note 3.    CONSULTANT
           ----------

           The Partnership has a consulting agreement with Altegris Investments, Inc. (Altegris), whereby Altegris will recommend the selection and termination of the Partnership's trading advisors and the allocation and reallocation of the Partnership's assets. Pursuant to the consulting agreement, Altegris receives a monthly consulting fee equal to .0208% (.25% annually) of the Partnership's month-end Net Asset Value. The consulting fee (included in management fees in the statement of operations) earned by Altegris for the three months ended March 31, 2006 and 2005 totaled $19,720 and 19,733, respectively.

Note 4.    COMMODITY TRADING ADVISORS
           --------------------------

           The Partnership has trading advisory contracts with several commodity trading advisors to furnish investment management services to the Partnership. The trading advisors receive management fees ranging from 1.5% to 2% annually of Allocated Net Asset Value (as defined in each respective trading advisory contract). In addition, the trading advisors receive quarterly incentive fees of 20% of Trading Profits (as defined). Total management fees earned by the trading advisors amounted to $197,389 and $209,089 for the three months ended March 31, 2006 and 2005, respectively.

                       PROFUTURES DIVERSIFIED FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                --------------


Note 5.    DEPOSITS WITH BROKER
           --------------------

           The Partnership deposits funds with MFI to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such broker. Accordingly, assets used to meet margin and other broker or regulatory requirements are partially restricted. The Partnership earns interest income on its assets deposited with the broker.

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

Note 7.    TRADING ACTIVITIES AND RELATED RISKS
           ------------------------------------

           The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, forward currency contracts and options on forward currency contracts (collectively, "derivatives"). The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

                       PROFUTURES DIVERSIFIED FUND, L.P.
                         NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                 --------------

Note 7.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
           ------------------------------------------------

           The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The General Partner's basic market risk control procedures consist of continuously monitoring the trading activity of the various commodity trading advisors, with the actual market risk controls being applied by Altegris, as a consultant, and the advisors themselves. The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership's assets at financial institutions and brokers which the General Partner believes to be creditworthy. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 8.    INDEMNIFICATIONS

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


Note 9.   FINANCIAL HIGHLIGHTS
          --------------------

          The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2006 and 2005. This information has been derived from information presented in the financial statements.

                                                                                          Three months ended
                                                                                               March 31,
                                                                                      2006                  2005
                                                                                   (Unaudited)           (Unaudited)
                                                                                   -----------           -----------
           Per Unit Performance
           (for a unit outstanding throughout the entire period)
           -----------------------------------------------------
           Net asset value per unit at beginning of period                          $2,994.02             $2,699.92
                                                                                    ---------             ---------
            Income (loss) from operations:
                  Total trading gains (1)                                              158.04                 69.27
                  Net investment (loss) (1)                                            (51.65)               (55.86)
                                                                                  ------------         ------------
                         Total income from operations                                  106.39                 13.41
                                                                                   ----------          ------------
           Net asset value per unit at end of period                                $3,100.41             $2,713.33
                                                                                    =========             =========
           Total Return (3)                                                              3.55%                 0.50%
                                                                                     =========             =========
           Supplemental Data

           Ratios to average net asset value:
                  Expenses prior to incentive fees (4)                                   7.86%                 7.71%
                  Incentive fees (3)                                                     0.79%                 0.78%
                                                                                     ---------             ---------
                         Total expenses                                                  8.65%                 8.49%
                                                                                     =========             =========
                  Net investment (loss) (2), (4)                                        (3.68)%               (5.37)%
                                                                                     =========             =========


           Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.



           _________________________________

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

            The Partnership's offering of Units of Limited Partnership Interest terminated in 1995.

            C. RESULTS OF OPERATIONS: The Partnership's net income for the three months ended March 31, 2006 and 2005:

                                                    2006               2005
                                                    ----               ----

            Three months ended March 31          $1,086,803         $147,064
                                                 ==========         ========

            As of March 31, 2006, 10,062 Units are outstanding, including 187 General Partner Units, with an aggregate Net Asset Value of $31,197,613 ($3,100.41 per Unit). This represents an increase in Net Asset Value of $256,975 compared with December 31, 2005. The increase was caused by net income of $1,086,803 offset by redemptions of Limited Partner Units of $829,828 for the three months ended March 31, 2006.

            As of March 31, 2005, 11,572 Units are outstanding, including 225 General Partner Units, with an aggregate Net Asset Value of $31,397,509 ($2,713.33 per Unit). This represents a decrease in Net Asset Value of $(684,144) compared with December 31, 2004. The decrease is caused by redemptions of limited partner units exceeding net income for the three months ended March 31, 2005.

            First Quarter 2006
            --------------------------

            The first quarter saw continued volatility in the oil, interest rates and precious metals markets, especially gold. Oil prices continued their climb, with some modest drops along the way. Interest rates were somewhat volatile as investors tried to anticipate how far the Fed was going to go in its rate hiking activity. Gold prices reached highs not seen in decades.

            In January, the Partnership gained 2.38%. The Partnership had very large gains in stock indices, with smaller gains in energy and metals. There were losses in foreign currencies, interest rates and certain agricultural commodities.

            The Partnership had a loss of 2.45% in February. The Partnership had gains in stock indices. There were large losses in energy and foreign currencies, with smaller losses in metals, interest rates and certain agricultural commodities.

            The Partnership had a gain of 3.69% in March. The Partnership had very large gains in interest rates and metals, with smaller gains in stock indices and certain agricultural commodities. There were losses in energy and foreign currencies.

            The Partnership ended the quarter with a gain.

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

            Market and Credit Risk
            -----------------------------

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

            At March 31, 2006, the Partnership has allocated notional funds to its trading advisors equal to approximately 40% of the Partnership's net assets, as compared to 38% at December 31, 2005. The relationship of the total Value at Risk as a percentage of total capitalization was 15% at December 31, 2005 and 12% at March 31, 2006.

            There have been no material changes in market risk exposure from those disclosed in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4.     Controls and Procedures.

            ProFutures, Inc., as General Partner of ProFutures Diversified Fund, L.P., with the participation of the General Partner's President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Partnership as of the end of the period covered by this quarterly report. Based on their evaluation, the President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. In addition, during the last quarter the General Partner has implemented certain procedures in connection with the financial reporting and internal controls of the Partnership including monthly reviews of the Partnership by the General Partner and quarterly meetings of the General Partner's audit committee with respect to the Partnership. Other than the implementation of such procedures, there were no changes in the General Partner's internal control over financial reporting applicable to the Partnership identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Partnership.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

            None.

Item 1A.    Risk Factors.

            There have been no material changes in risk factors from those disclosed in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

            The following table summarizes the redemptions by partners during the three months ended March 31, 2006:

            MONTH                   UNITS REDEEMED             NAV PER UNIT
            -----                   --------------             ------------

            January 31, 2006          70.8204                    $3,065.27

            February 28, 2006         92.0045                    $2,990.04

            March 31, 2006            108.9039                   $3,100.41

            TOTAL                     271.7288
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

                                   PROFUTURES DIVERSIFIED FUND, L.P.
                                   (Registrant)

May 12, 2006                     By /s/ GARY D. HALBERT
-------------------------           -------------------------------------------
Date                                Gary D. Halbert, President and Director
                                    ProFutures, Inc.
                                    General Partner


May 12, 2006                     By /s/ DEBI B. HALBERT
-------------------------           -------------------------------------------
Date                                Debi B. Halbert, Chief Financial Officer,
                                    Treasurer and Director
                                    ProFutures, Inc.
                                    General Partner