Form 10-Q
period 2006-06-30
PROFUTURES DIVERSIFIED FUND L P
filed 2006-08-11
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              X Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 2006
                                --------------

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

                   Yes     X                      No
                       --------                      --------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer      Accelerated Filer      Non-Accelerated Filer   X
                       -----                  -----                       -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                   Yes                            No     X
                       --------                      --------

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements.

                       PROFUTURES DIVERSIFIED FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
           June 30, 2006 (Unaudited) and December 31, 2005 (Audited)
                               -----------------

                                                                              June 30,                December 31,
                                                                                2006                      2005
                                                                        -------------------        -------------------
ASSETS

    Equity in broker trading accounts
     Cash                                                               $       20,878,327         $       22,398,315
     Option premiums paid                                                          237,250                     23,550
     Unrealized (loss) on open contracts                                          (146,462)                  (761,849)
                                                                        -------------------        -------------------

          Deposits with broker                                                  20,969,115                 21,660,016

     Cash                                                                            2,254                      2,648
     Cash deposits in forward trading collateral accounts                        9,743,732                 10,674,912
     Option premiums (received) on forward currency contracts                       (3,091)                         0
     Unrealized (loss) on open forward currency contracts                         (112,320)                  (326,881)
                                                                        -------------------        -------------------

          Total assets                                                  $       30,599,690         $       32,010,695
                                                                        ===================        ===================
LIABILITIES

    Accounts payable                                                    $           51,250         $           51,071

    Commissions and other trading fees
       on open contracts                                                            15,401                     40,880
    Incentive fees payable                                                         146,042                    296,921
    Management fees payable (includes $94,243 and $98,289
       payable to the General Partner at June 30, 2006 and
       December 31, 2005, respectively)                                            294,205                    280,502
    Redemptions payable                                                            496,203                    400,683
                                                                        -------------------        -------------------

          Total liabilities                                                      1,003,101                  1,070,057
                                                                        -------------------        -------------------

PARTNERS' CAPITAL (Net Asset Value)

     General Partner - 187 units outstanding
       at June 30, 2006 and December 31, 2005                                      572,566                    560,244

     Limited Partners - 9,486 and 10,147 units
       outstanding at June 30, 2006 and
       December 31, 2005                                                        29,024,023                 30,380,394
                                                                        -------------------        -------------------
          Total partners' capital                                               29,596,589                 30,940,638
              (Net Asset Value)
                                                                        -------------------        -------------------

                                                                        $       30,599,690         $       32,010,695
                                                                        ===================        ===================

                                            See accompanying notes.

                       PROFUTURES DIVERSIFIED FUND, L.P.
                      CONDENSED SCHEDULES OF INVESTMENTS
           June 30, 2006 (Unaudited) and December 31, 2005 (Audited)
                               _________________


              LONG FUTURES CONTRACTS                                             June 30, 2006               December 31, 2005
              ----------------------                                      ---------------------------    --------------------------
                   Range of                                                                                              % of Net
      No. of      Expiration                                                              % of Net                         Asset
     Contracts       Dates       Description                                 Value      Asset Value          Value         Value
     ---------       -----       -----------                                 -----      -----------          -----         -----
                                 Agricultural                               $   52,360         0.18%     $     119,327       0.38%
                                 Currency                                       56,180         0.19%           (35,303)     (0.11)%
                                 Energy                                         79,868         0.27%           (93,005)     (0.30)%
                                 Interest rate                                  12,082         0.04%           293,053       0.95%
                                 Metal
        208      7/06 - 12/09        LME aluminum futures contracts          3,265,170        11.03%         4,729,465      15.28%
        154      7/06 - 12/08        LME copper futures contracts           13,658,224        46.15%         9,524,486      30.78%
                                     Other metal futures contracts             960,510         3.24%           913,482       2.95%
                                                                          ------------       -------     -------------     -------
                                                                            17,883,904        60.42%        15,167,433      49.01%
                                                                          ------------       -------     -------------     -------
                                 Stock index                                   150,525         0.51%           (26,086)     (0.08)%
                                                                          ------------       -------     -------------     -------

                                 Total long futures contracts             $ 18,234,919        61.61%     $  15,425,419      49.85%
                                                                          ------------       -------     -------------     -------

             SHORT FUTURES CONTRACTS
             -----------------------
                   Range of
      No. of      Expiration
     Contracts       Dates       Description
     ---------       -----       -----------
                                 Agricultural                             $      9,150         0.03%     $     (89,987)     (0.29)%
                                 Currency                                      (14,116)       (0.05)%          (30,428)     (0.10)%
                                 Energy                                         24,300         0.08%           (33,372)     (0.11)%
                                 Interest rate                                 139,102         0.47%           185,871       0.60%
                                 Metal
        206      7/06 - 12/09        LME aluminum futures contracts         (3,511,262)      (11.86)%       (5,296,278)    (17.12)%
        150      7/06 - 12/08        LME copper futures contracts          (14,172,163)      (47.88)%      (10,252,843)    (33.14)%
                                     Other metal futures contracts            (875,385)       (2.96)%         (682,125)     (2.19)%
                                                                          ------------       -------     -------------     -------
                                                                           (18,558,810)      (62.70)%      (16,231,246)    (52.45)%
                                                                          ------------       -------     -------------     -------
                                 Stock index                                   (35,351)       (0.12)%           16,694       0.05%
                                                                          ------------       -------     -------------     -------

                                 Total short futures contracts            $(18,435,725)      (62.29)%    $ (16,182,468)    (52.30)%
                                                                          ============       =======     =============     =======

                                 Total futures contracts                  $   (200,806)       (0.68)%    $    (757,049)     (2.45)%
                                                                          ============       =======     =============     =======

PURCHASED OPTIONS ON FUTURES CONTRACTS
--------------------------------------

                                 Agricultural options                     $    291,594         0.99%     $       5,550       0.02%
                                 Energy options                                      0         0.00%            13,200       0.04%
                                                                          ------------       -------     -------------     -------

                                 Total purchased options on futures
                                 contracts (premiums paid - $237,250
                                 and $81,750, respectively)               $    291,594         0.99%     $      18,750       0.06%
                                                                          ============       =======     =============     =======

FORWARD CURRENCY CONTRACTS
--------------------------

                                 Long forward currency contracts          $     84,888         0.28%     $   (333,740)      (1.08)%

                                 Short forward currency contracts             (196,408)       (0.66)%           6,859        0.02%
                                                                          ------------       -------     -------------     -------

                                 Total forward currency contracts         $   (111,520)       (0.38)%    $    (326,881)     (1.06)%
                                                                          ============       =======     =============     =======

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS
---------------------------------------------

                                 Forward currency contracts               $     (3,891)       (0.01)%    $           0       0.00%
                                                                          ------------       -------     -------------     -------

                                 Total written options on forward
                                 currency contracts (premiums received
                                 - $3,091 and $0, respectively)           $     (3,891)       (0.01)%    $           0       0.00%
                                                                          ============       =======     =============     =======


                                            See accompanying notes.


                       PROFUTURES DIVERSIFIED FUND, L.P.
                           STATEMENTS OF OPERATIONS
       For the Three Months and Six Months Ended June 30, 2006 and 2005
                                  (Unaudited)
                               -----------------

                                                                    Three Months Ended                 Six Months Ended
                                                                         June 30,                          June 30,
                                                                  2006             2005              2006             2005
                                                                  ----             ----              ----             ----
TRADING GAINS (LOSSES)
    Gain (loss) from futures and option trading
       Realized                                               $   2,167,036    $  2,904,388     $   2,351,122     $   3,878,238
       Change in unrealized                                      (1,085,725)       (800,417)          615,387           (66,302)
       Brokerage commissions                                       (204,099)       (292,221)         (406,145)         (573,120)
                                                              --------------   -------------    --------------    --------------

           Gain from futures and
               option trading                                       877,212       1,811,750         2,560,364         3,238,816
                                                              --------------   -------------    --------------    --------------

    Gain (loss) from forward currency trading
       Realized                                                    (658,610)        553,170        (1,168,175)         (172,696)
       Change in unrealized                                        (228,370)        713,006           214,561           818,992
                                                              --------------   -------------    --------------    --------------

           Gain (loss) from forward
               currency trading                                    (886,980)      1,266,176          (953,614)          646,296
                                                              --------------   -------------    --------------    --------------

           Total trading gains (losses)                              (9,768)      3,077,926         1,606,750         3,885,112
                                                              --------------   -------------    --------------    --------------

NET INVESTMENT (LOSS)
    Income
       Interest income                                              362,943         207,017           687,128           388,375
                                                              --------------   -------------    --------------    --------------

    Expenses
       Incentive fees                                               146,042         286,797           390,037           530,334
       Management fees                                              517,760         535,730         1,030,672         1,060,550
       Operating expenses                                            79,811          73,075           176,804           146,198
                                                              --------------   -------------    --------------    --------------

           Total expenses                                           743,613         895,602         1,597,513         1,737,082
                                                              --------------   -------------    --------------    --------------

           Net investment (loss)                                   (380,670)       (688,585)         (910,385)       (1,348,707)
                                                              --------------   -------------    --------------    --------------

           NET INCOME (LOSS)                                  $    (390,438)   $  2,389,341     $     696,365     $   2,536,405
                                                              ==============   =============    ==============    ==============

NET INCOME (LOSS) PER GENERAL
    AND LIMITED PARTNER UNIT
       (based on weighted average number of
       units outstanding during the period of
       9,980, 11,372, 10,118 and 11,595,
       respectively)                                          $      (39.12)   $     210.11     $       68.82     $      218.75
                                                              ==============   =============    ==============    ==============

INCREASE (DECREASE) IN NET
    ASSET VALUE PER GENERAL
    AND LIMITED PARTNER UNIT                                 $       (40.54) $       213.81    $        65.85    $       227.22
                                                              ==============   =============    ==============    ==============


                                                    See accompanying notes.


                       PROFUTURES DIVERSIFIED FUND, L.P.
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                For the Six Months Ended June 30, 2006 and 2005
                                  (Unaudited)
                               -----------------



                                               Total                                Partners' Capital
                                             Number of       ------------------------------------------------------------
                                               Units               General              Limited              Total
                                           --------------       -------------        --------------    ------------------
Balances at
   December 31, 2005                              10,334     $        560,244    $      30,380,394     $      30,940,638

Net income for the six months ended
June 30, 2006                                                          12,322              684,043               696,365

Redemptions                                         (661)                   0           (2,040,414)           (2,040,414)
                                           --------------       -------------        --------------    ------------------

Balances at
   June 30, 2006                                   9,673     $        572,566    $      29,024,023     $      29,596,589
                                           ==============       =============        ==============    ==================

Balances at
   December 31, 2004                              11,882     $        607,384    $      31,474,269     $      32,081,653

Net income for the six months ended
June 30, 2005                                                          40,346            2,496,059             2,536,405

Redemptions                                         (831)            (100,000)          (2,169,430)           (2,269,430)
                                           --------------       -------------        --------------    ------------------

Balances at
   June 30, 2005                                  11,051     $        547,730    $      31,800,898     $      32,348,628
                                           ==============       =============        ==============    ==================

                                                                   Net Asset Value Per Unit
                                       ----------------------------------------------------------------------------------

                                               June 30,          December 31,           June 30,          December 31,
                                               2006                 2005                  2005                2004
                                           --------------       -------------        --------------    ------------------

                                       $        3,059.87     $       2,994.02    $        2,927.14     $        2,699.92
                                           ==============       =============        ==============    ==================


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

            J.    Interim Financial Statements

                  The unaudited condensed financial statements of ProFutures Diversified Fund, L.P. for the six and three month periods ended June 30, 2006 and 2005, have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. The notes to the unaudited condensed financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our 2005 Annual Report on Form 10-K filed with the SEC on March 31, 2006.

Note 2.     GENERAL PARTNER
            ---------------

            The General Partner of the Partnership is ProFutures, Inc., which conducts and manages the business of the Partnership. The Agreement of Limited Partnership requires the General Partner to contribute to the Partnership an amount in the aggregate equal to at least the greater

                       PROFUTURES DIVERSIFIED FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                --------------

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

            Total management fees earned by ProFutures, Inc. for the six months ended June 30, 2006 and 2005 were $591,196 and $595,430, respectively. Such management fees earned for the three months ended June 30, 2006 and 2005 were $295,393 and $299,432, respectively. Management fees payable to ProFutures, Inc. as of June 30, 2006 and December 31, 2005 were $94,243 and $98,289, respectively.

Note 3.     CONSULTANT
            ----------

            The Partnership has a consulting agreement with Altegris Investments, Inc. (Altegris), whereby Altegris will recommend the selection and termination of the Partnership's trading advisors and the allocation and reallocation of the Partnership's assets. Pursuant to the consulting agreement, Altegris receives a monthly consulting fee equal to .0208% (.25% annually) of the Partnership's month-end Net Asset Value. The consulting fee (included in management fees in the statement of operations) earned by Altegris totaled $39,413 and $39,695 for the six months ended June 30, 2006 and 2005, respectively, and $19,693 and $19,962 for the three months ended June 30, 2006 and 2005, respectively.

Note 4.     COMMODITY TRADING ADVISORS
            --------------------------

            The Partnership has trading advisory contracts with several commodity trading advisors to furnish investment management services to the Partnership. The trading advisors receive management fees ranging from 1.5% to 2% annually of Allocated Net Asset Value (as defined in each respective trading advisory contract). In addition, the trading advisors receive quarterly incentive fees of 20% of Trading Profits (as defined). Total management fees earned by the trading advisors amounted to $400,063 and $425,425 for the six months ended June 30, 2006 and 2005, respectively. Such management fees earned by the trading advisors for the three months ended June 30, 2006 and 2005 were $202,674 and $216,336, respectively.

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

Note 8.     INDEMNIFICATIONS
            ----------------

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

                       PROFUTURES DIVERSIFIED FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                --------------

Note 9.     FINANCIAL HIGHLIGHTS
            --------------------

                  The following information presents per unit operating
            performance data and other supplemental financial data for the three months and six months ended June 30, 2006 and 2005. This information has been derived from information presented in the financial statements.

                                                                        Three months ended           Six months ended
                                                                             June 30,                    June 30,
                                                                       2006          2005          2006           2005
                                                                    (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)
                                                                    -----------   -----------   -----------    -----------
           Per Unit Performance
           (for a unit outstanding throughout the entire period)
           -----------------------------------------------------

           Net asset value per unit at beginning of period           $3,100.41     $2,713.33      $2,994.02     $2,699.92
                                                                    -----------   -----------   -----------    -----------
           Income (loss) from operations:
                Total trading gains (losses) (1)                         (2.40)       274.36         155.83        343.54
                Net investment (loss) (1)                               (38.14)       (60.55)        (89.98)      (116.32)
                                                                    -----------   -----------   -----------    -----------
                    Total income (loss) from operations                 (40.54)       213.81          65.85        227.22
                                                                    -----------   -----------   -----------    -----------
           Net asset value per unit at end of period                 $3,059.87     $2,927.14      $3,059.87     $2,927.14
                                                                    ===========   ===========   ===========    ===========
           Total Return (3)                                              (1.31)%        7.88%          2.20%         8.42%
                                                                    ===========   ===========   ===========    ===========
           Supplemental Data

           Ratios to average net asset value:
                Expenses prior to incentive fees (4)                      7.74%         7.81%          7.80%         7.76%
                Incentive fees (3)                                        0.47%         0.92%          1.26%         1.70%
                                                                    -----------   -----------   -----------    -----------
                    Total expenses                                        8.21%         8.73%          9.06%         9.46%
                                                                    ===========   ===========   ===========    ===========
                Net investment (loss) (2), (4)                           (3.04)%       (5.15)%        (3.36)%       (5.26)%
                                                                    ===========   ===========   ===========    ===========

            Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.



            ________________
            (1) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. Total trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of total trading gains (losses) per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.
            (2)   Excludes incentive fees.
            (3)   Not annualized.
            (4)   Annualized.

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

            The Partnership's offering of Units of Limited Partnership Interest terminated in 1995.

            C. RESULTS OF OPERATIONS: The Partnership's net income (loss) for the three and six months ended June 30, 2006 and 2005:

                                                       2006              2005
                                                       ----              ----

                                                    ==========        ==========

            Three months ended June 30               $(390,438)       $2,389,341
                                                    ==========        ==========

            Six months ended June 30                  $696,365        $2,536,405
                                                    ==========        ==========

            As of June 30, 2006, 9,673 Units were outstanding, including 187 General Partner Units, with an aggregate Net Asset Value of $29,596,589 ($3,059.87 per Unit). This represents a decrease in Net Asset Value of $(1,344,049) compared with December 31, 2005. The decrease was caused by redemptions of limited partner units exceeding net income for the six months ended June 30, 2006.

            As of June 30, 2005, 11,051 Units were outstanding, including 187 General Partner Units, with an aggregate Net Asset Value of $32,348,628 ($2,927.14 per Unit). This represents an increase in Net Asset Value of $266,975 compared with December 31, 2004. The increase was caused by net income exceeding redemptions of limited partner units for the six months ended June 30, 2005.

            Second Quarter 2006
            -------------------

            The second quarter once again saw continued volatility in the oil, interest rates and the precious metals markets, to name a few. May and June were difficult months for most Trading Advisors and futures funds, what with the severe reversals in numerous trends that had been in place for several months. The trend reversals resulted in earlier gains being wiped out by the end of the quarter.

            The Partnership had a gain of 3.69% in April. The Partnership had very large gains in base and precious metals, with smaller gains in interest rates, energy and stock indices. Losses were in foreign currencies and certain agricultural commodities.

            The Partnership had a loss of 2.67% in May. The Partnership had gains in precious metals, base metals and foreign currencies. There were losses in interest rates, energy, stock indices and certain agricultural commodities.

            The Partnership had a loss of 2.21% in June. The Partnership's only gains were in short-term interest rates. There were losses in all the other sectors, including energy, foreign currencies, metals, certain agricultural commodities, stock indices and medium and long-term interest rates.

            The Partnership ended the quarter with a small loss.

            First Quarter 2006
            ------------------

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

            At June 30, 2006, the Partnership has allocated notional funds to its trading advisors equal to approximately 40% of the Partnership's net assets, as compared to 38% at December 31, 2005. The relationship of the total Value at Risk as a percentage of total capitalization was 15% at December 31, 2005 and 9% at June 30, 2006.

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

            The following table summarizes the redemptions by partners during the three months ended June 30, 2006:

            MONTH                  UNITS REDEEMED               NAV PER UNIT
            -----                  --------------               -------------

            April 30, 2006               20                       $3,214.75

            May 31, 2006                207                       $3,128.97

            June 30, 2006               162                       $3,059.87

            TOTAL                       389
                                        ===

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

                                  PROFUTURES DIVERSIFIED FUND, L.P.
                                  (Registrant)

August 11, 2006                 By /s/ GARY D. HALBERT
-------------------               ----------------------------------------------
Date                                  Gary D. Halbert, President and Director
                                      ProFutures, Inc.
                                      General Partner


August 11, 2006                 By /s/ DEBI B. HALBERT
-------------------               ----------------------------------------------
Date                                  Debi B. Halbert, Chief Financial Officer,
                                      Treasurer and Director
                                      ProFutures, Inc.
                                      General Partner

                                 EXHIBIT 31.01
                                 CERTIFICATION
                             ---------------------

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within the entities, particularly during the period in which this report is being prepared;

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

Date:    August 11, 2006
         ------------------------

/s/ GARY D. HALBERT
---------------------------------
Gary D. Halbert, President
ProFutures, Inc., General Partner

                                 EXHIBIT 31.02
                                 CERTIFICATION
                             --------------------

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within the entities, particularly during the period in which this report is being prepared;

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

Date:    August 11, 2006
         -------------------------------

/s/ DEBI B. HALBERT
----------------------------------------
Debi B. Halbert, Chief Financial Officer
ProFutures, Inc., General Partner

                                 EXHIBIT 32.01
                                 CERTIFICATION
                             ---------------------

I, Gary D. Halbert, the President of ProFutures, Inc., as General Partner of ProFutures Diversified Fund, L.P., certify that (i) the Form 10-Q for the quarter ended June 30, 2006 of ProFutures Diversified Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended June 30, 2006 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Diversified Fund, L.P.

                                        PROFUTURES DIVERSIFIED FUND, L.P.
                                        By:  ProFutures, Inc., General Partner

                                        By:  /s/ GARY D. HALBERT
                                             ---------------------------------
                                             Gary D. Halbert
                                             President
                                             August 11, 2006

                                 EXHIBIT 32.02
                                 CERTIFICATION
                                 -------------

I, Debi B. Halbert, the Chief Financial Officer of ProFutures, Inc., as General Partner of ProFutures Diversified Fund, L.P., certify that (i) the Form 10-Q for the quarter ended June 30, 2006 of ProFutures Diversified Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended June 30, 2006 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Diversified Fund, L.P.

                                        PROFUTURES DIVERSIFIED FUND, L.P.
                                        By:  ProFutures, Inc., General Partner

                                        By:  /s/ DEBI B. HALBERT
                                             ---------------------------------
                                             Debi B. Halbert
                                             Chief Financial Officer
                                             August 11, 2006