Form 10-Q
period 2006-09-30
PROFUTURES DIVERSIFIED FUND L P
filed 2006-11-13
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              X Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the Quarter Ended September 30, 2006
                                --------------

                        Commission File Number 0-16898
                                    -------

                       PROFUTURES DIVERSIFIED FUND, L.P.
               -------------------------------------------------
                          (Exact name of Partnership)

      Delaware                                         75-2197831
------------------------                  ------------------------------------
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

               Yes         X                      No
                    --------                         ------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):


Large Accelerated Filer             Accelerated Filer                  Non-Accelerated Filer      X
                        ---                           --------                               ----------


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

               Yes                                No      X
                    ---------                        ------

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements.

                       PROFUTURES DIVERSIFIED FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
        September 30, 2006 (Unaudited) and December 31, 2005 (Audited)

                               -----------------


                                                                             September 30,              December 31,
                                                                                  2006                      2005
                                                                                  ----                      ----
ASSETS
    Equity in broker trading accounts
     Cash                                                               $           17,954,878     $         22,398,315
     Net option premiums paid                                                           73,025                   23,550
     Unrealized gain (loss) on open contracts                                          672,902                 (761,849)
                                                                            -------------------        -----------------

          Deposits with broker                                                      18,700,805               21,660,016

     Cash                                                                                1,146                    2,648
     Cash deposits in forward trading collateral accounts                            9,721,572               10,674,912
     Option premiums (received) on forward currency contracts                           (1,313)                       0
     Unrealized gain (loss) on open forward currency contracts                          40,160                 (326,881)
                                                                            -------------------        -----------------

          Total assets                                                  $           28,462,370     $         32,010,695
                                                                            ===================        =================
LIABILITIES
    Accounts payable                                                    $               49,923     $             51,071
    Commissions and other trading fees
       on open contracts                                                                17,512                   40,880
    Incentive fees payable                                                              50,143                  296,921
    Management fees payable (includes $88,088 and $98,289
       payable to the General Partner at September 30, 2006 and
       December 31, 2005, respectively)                                                277,615                  280,502
    Redemptions payable                                                                562,168                  400,683
                                                                            -------------------        -----------------

          Total liabilities                                                            957,361                1,070,057
                                                                            -------------------        -----------------

PARTNERS' CAPITAL (Net Asset Value)
    General Partner - 187 units outstanding
       at September 30, 2006 and December 31, 2005                                     554,457                  560,244
    Limited Partners - 9,096 and 10,147 units
       outstanding at September 30, 2006 and
       December 31, 2005, respectively.                                             26,950,552               30,380,394
                                                                            -------------------        -----------------
          Total partners' capital                                                   27,505,009               30,940,638
              (Net Asset Value)
                                                                            -------------------        -----------------

                                                                        $           28,462,370     $         32,010,695
                                                                            ===================        =================


                            See accompanying notes.

                       PROFUTURES DIVERSIFIED FUND, L.P.
                       CONDENSED SCHEDULE OF INVESTMENTS
                        September 30, 2006 (Unaudited)

                               -----------------


    LONG FUTURES CONTRACTS                                                               September 30, 2006
    ----------------------                                               --------------------------------------------------
                                                                                                             % of Net
                                 Description                                         Value                  Asset Value
                                 -----------                                         -----                  -----------

                                 Agricultural                                           $   65,069                    0.24%
                                 Currency                                                 (23,731)                  (0.09)%
                                 Energy                                                  (191,972)                  (0.70)%
                                 Interest rate                                             289,181                    1.05%
                                 Metal                                                       4,046                    0.02%
                                 Stock index                                               334,986                    1.22%
                                                                                        ----------                    -----

                                 Total long futures contracts                              477,579                    1.74%
                                                                                        ----------                    -----

    SHORT FUTURES CONTRACTS
    -----------------------
                                 Description
                                 -----------
                                 Agricultural                                               70,719                    0.26%
                                 Currency                                                  138,504                    0.50%
                                 Energy                                                    (2,090)                  (0.01)%
                                 Interest rate                                            (22,442)                  (0.08)%
                                 Metal                                                       5,860                    0.02%
                                 Stock index                                               (3,043)                  (0.01)%
                                                                                        ----------                  -------

                                 Total short futures contracts                             187,508                    0.68%
                                                                                        ----------                    -----

                                 Total futures contracts                                $  665,087                    2.42%
                                                                                        ==========                    =====

PURCHASED OPTIONS ON FUTURES CONTRACTS
--------------------------------------

                                 Agricultural options                                   $  134,278                    0.49%
                                                                                        ----------                    -----
                                 Total purchased options on futures
                                 contracts
                                 (premiums paid - $124,775)                             $  134,278                    0.49%
                                                                                       ===========                    =====

WRITTEN OPTIONS ON FUTURES CONTRACTS
------------------------------------

                                 Stock index options                                    $ (53,438)                  (0.19)%
                                                                                        ----------                  -------
                                 Total written options on futures
                                 contracts
                                 (premiums received - $51,750)                          $ (53,438)                  (0.19)%
                                                                                      ============                  =======

FORWARD CURRENCY CONTRACTS
--------------------------

                                 Long forward currency contracts                        $(272,225)                  (0.99)%
                                 Short forward currency contracts                          311,682                    1.13%
                                                                                        ----------                    -----

                                 Total forward currency contracts                       $   39,457                    0.14%
                                                                                        ==========                    =====

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS
---------------------------------------------

                                 Forward currency contracts                             $    (610)                  (0.00)%
                                                                                        ----------                  -------
                                 Total written options on forward
                                 currency contracts (premiums received
                                 - $1,313)                                              $    (610)                  (0.00)%
                                                                                        ==========                  =======



                            See accompanying notes.

                       PROFUTURES DIVERSIFIED FUND, L.P.
                       CONDENSED SCHEDULE OF INVESTMENTS
                          December 31, 2005 (Audited)

                               -----------------


    LONG FUTURES CONTRACTS                                                                December 31, 2005
    ----------------------                                                --------------------------------------------------
                   Range of
      No. of      Expiration                                                                               % of Net
     Contracts       Dates       Description                                       Value                  Asset Value
     ---------       -----       -----------                                       -----                  -----------

                                 Agricultural                                  $           119,327                    0.38%
                                 Currency                                                 (35,303)                  (0.11)%
                                 Energy                                                   (93,005)                  (0.30)%
                                 Interest rate                                             293,053                    0.95%
                                 Metal
        903      1/06 - 12/09       LME aluminum futures contracts                       4,729,465                   15.28%
        715      1/06 - 12/08       LME copper futures contracts                         9,524,486                   30.78%
                                    Other metal futures contracts                          913,482                    2.95%
                                                                                 -----------------                   -----
                                                                                        15,167,433                   49.01%
                                                                                 -----------------                   -----
                                 Stock index                                              (26,086)                  (0.08)%
                                                                                 -----------------                   -----

                                 Total long futures contracts                           15,425,419                   49.85%
                                                                                 -----------------                   -----

    SHORT FUTURES CONTRACTS
    -----------------------
      No. of        Range of
     Contracts  Expiration Dates Description
     ---------  ---------------- -----------
                                 Agricultural                                             (89,987)                  (0.29)%
                                 Currency                                                 (30,428)                  (0.10)%
                                 Energy                                                   (33,372)                  (0.11)%
                                 Interest rate                                             185,871                    0.60%
                                 Metal
        883      1/06 - 12/09       LME aluminum futures contracts                     (5,296,278)                 (17.12)%
        708      1/06 - 12/08       LME copper futures contracts                      (10,252,843)                 (33.14)%
                                    Other metal futures contracts                        (682,125)                  (2.19)%
                                                                                 -----------------                   -----
                                                                                      (16,231,246)                 (52.45)%
                                                                                 -----------------                   -----
                                 Stock index                                                16,694                    0.05%
                                                                                 -----------------                   -----
                                 Total short futures contracts                        (16,182,468)                 (52.30)%
                                                                                 -----------------                 --------

                                 Total futures contracts                         $       (757,049)                  (2.45)%
                                                                                 =================                 =======

PURCHASED OPTIONS ON FUTURES CONTRACTS
--------------------------------------

                                 Agricultural options                            $           5,550                    0.02%
                                 Energy options                                             13,200                    0.04%
                                                                                 -----------------                   -----

                                 Total purchased options on futures
                                 contracts
                                 (premiums paid - $23,550)                       $          18,750                    0.06%
                                                                                 =================                 =======

FORWARD CURRENCY CONTRACTS
--------------------------

                                 Long forward currency contracts                 $       (333,740)                  (1.08)%
                                 Short forward currency contracts                            6,859                    0.02%
                                                                                 -----------------                   -----

                                 Total forward currency contracts                $       (326,881)                  (1.06)%
                                                                                 =================                 =======


                            See accompanying notes.

                       PROFUTURES DIVERSIFIED FUND, L.P.
                           STATEMENTS OF OPERATIONS
    For the Three Months and Nine Months Ended September 30, 2006 and 2005
                                  (Unaudited)

                               -----------------

                                                                     Three Months Ended                Nine Months Ended
                                                                       September 30,                     September 30,
                                                                   2006             2005              2006             2005
                                                                   ----             ----              ----             ----
TRADING GAINS (LOSSES)
    Gain (loss) from futures and option trading
       Realized                                                $(1,302,345)      $    121,630     $   1,048,777    $  3,999,868
       Change in unrealized                                         819,364           985,808         1,434,751         919,506
       Brokerage commissions                                      (194,204)         (284,928)         (600,349)       (858,048)
                                                               ------------      ------------     -------------    ------------

           Gain (loss) from futures
           and option trading                                     (677,185)           822,510         1,883,179       4,061,326
                                                               ------------      ------------     -------------    ------------

    Gain (loss) from investment in physical commodities
       Realized                                                           0          (26,967)                 0        (26,967)
       Change in unrealized
                                                                          0            25,484                 0          25,484
                                                               ------------      ------------     -------------    ------------

           (Loss) from investment in physical commodities
                                                                          0           (1,483)                 0         (1,483)
                                                               ------------      ------------     -------------    ------------

    Gain (loss) from forward currency trading
       Realized                                                   (144,845)           185,917       (1,313,020)          13,221
       Change in unrealized                                         152,480         (265,871)           367,041         553,121
                                                               ------------      ------------     -------------    ------------

           Gain (loss) from forward
           currency trading                                           7,635          (79,954)         (945,979)         566,342
                                                               ------------      ------------     -------------    ------------

           Total trading gains (losses)                           (669,550)           741,073           937,200       4,626,185
                                                               ------------      ------------     -------------    ------------

NET INVESTMENT (LOSS)
    Income
       Interest income                                              350,804           245,891         1,037,932         634,266
                                                               ------------      ------------     -------------    ------------

    Expenses
       Incentive fees                                                50,143           128,889           440,180         659,223
       Management fees (includes $271,210, $304,420,                472,946           530,907         1,503,618       1,591,457
         $862,406 and $899,850 charged by the General Partner
         for the three and nine months ended September 30, 2006
         and 2005, rspectively)
       Operating expenses                                            82,436            43,045           259,240         189,243
                                                               ------------      ------------     -------------    ------------

           Total expenses                                           605,525           702,841         2,203,038       2,439,923
                                                               ------------      ------------     -------------    ------------

           Net investment (loss)                                  (254,721)         (456,950)       (1,165,106)     (1,805,657)
                                                               ------------      ------------     -------------    ------------

           NET INCOME (LOSS)                                   $  (924,271)      $    284,123     $   (227,906)    $  2,820,528
                                                               ============      ============     =============    ============

NET INCOME (LOSS) PER GENERAL
    AND LIMITED PARTNER UNIT
       (based on weighted average number of
       units outstanding during the period of
       9,581, 10,941, 9,939 and 11,377,
       respectively)                                           $    (96.47)      $      25.97     $     (22.93)    $     247.91
                                                               ============      ============     =============    ============


INCREASE (DECREASE) IN NET
    ASSET VALUE PER GENERAL
    AND LIMITED PARTNER UNIT                                   $    (96.78)      $      25.49     $     (30.93)    $     252.71
                                                               ============      ============     =============    ============


                            See accompanying notes.

                       PROFUTURES DIVERSIFIED FUND, L.P.
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
             For the Nine Months Ended September 30, 2006 and 2005
                                  (Unaudited)

                               -----------------



                                               Total                              Partners' Capital
                                             Number of       ------------------------------------------------------------
                                               Units              General              Limited              Total
                                           --------------        -------------       --------------    ------------------
Balances at
   December 31, 2005                              10,334     $        560,244    $      30,380,394     $      30,940,638

Net (loss) for the nine months ended
September 30, 2006                                                    (5,787)            (222,119)             (227,906)

Redemptions                                       (1,051)                   0           (3,207,723)           (3,207,723)
                                           --------------        -------------       --------------       ---------------

Balances at
   September 30, 2006                              9,283     $        554,457    $      26,950,552     $      27,505,009
                                           ==============        =============       ==============       ===============

Balances at
   December 31, 2004                              11,882     $        607,384    $      31,474,269     $      32,081,653

Net income for the nine months ended
September 30, 2005                                                     45,116            2,775,412             2,820,528

Redemptions                                       (1,187)           (100,000)           (3,223,860)           (3,323,860)
                                           --------------        -------------       --------------       ---------------

Balances at
   September 30, 2005                             10,695     $        552,500    $      31,025,821     $      31,578,321
                                           ==============        =============       ==============       ===============


                                                                   Net Asset Value Per Unit
                                       ----------------------------------------------------------------------------------

                                          September 30,        December 31,        September 30,         December 31,
                                               2006                2005                2005                  2004
                                           --------------    -----------------   ------------------    ------------------

                                       $        2,963.09     $       2,994.02    $     2,952.63        $     2,699.92
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

                       PROFUTURES DIVERSIFIED FUND, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                --------------

Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           -----------------------------------------------------------

           A.     General Description of the Partnership

                  ProFutures Diversified Fund, L.P. (the Partnership) is a Delaware limited partnership which operates as a commodity investment pool. The Partnership engages in the speculative trading of futures contracts, options on futures contracts, physical commodities, interbank forward currency contracts and options on interbank forward currency contracts. The Partnership closed to investors in 1995 and will terminate at the end of December 2012, at which time the remaining assets will be distributed.

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

                       PROFUTURES DIVERSIFIED FUND, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                --------------

Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           -----------------------------------------------------------
           (CONTINUED)
           -----------

           F.     Physical Commodities

                  Physical commodities are stated at the market price on the valuation date. Transactions are recorded on the trade date. Realized gains and losses from physical commodity transactions are determined using the identified cost method. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Storage fees, sales commissions and delivery charges are reflected as an adjustment to cost or proceeds at the time of the transaction.

           G.     Brokerage Commissions

                  Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

           H.     Income Taxes

                  The Partnership prepares calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Partnership's income, expenses and trading gains or losses.

           I.     Foreign Currency Transactions

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

           J.     Statements of Cash Flows

                  The Partnership has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102 - "Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

           K.     Interim Financial Statements

                  The unaudited condensed financial statements of ProFutures Diversified Fund, L.P. as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005, have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. The notes to the unaudited condensed financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our 2005 Annual Report on Form 10-K filed with the SEC on March 31, 2006.

                       PROFUTURES DIVERSIFIED FUND, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

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

           Total management fees earned by ProFutures, Inc. for the nine months ended September 30, 2006 and 2005 were $862,406 and $899,850, respectively. Such management fees earned for the three months ended September 30, 2006 and 2005 were $271,210 and $304,420, respectively. Management fees payable to ProFutures, Inc. as of September 30, 2006 and December 31, 2005 were $88,088 and $98,289, respectively.


Note 3.    CONSULTANT
           ----------

           The Partnership has a consulting agreement with Altegris Investments, Inc. (Altegris), whereby Altegris will recommend the selection and termination of the Partnership's trading advisors and the allocation and reallocation of the Partnership's assets. Pursuant to the consulting agreement, Altegris receives a monthly consulting fee equal to .0208% (.25% annually) of the Partnership's month-end Net Asset Value. The consulting fee (included in management fees in the statement of operations) earned by Altegris totaled $57,494 and $59,990 for the nine months ended September 30, 2006 and 2005, respectively, and $18,081 and $20,295 for the three months ended September 30, 2006 and 2005, respectively.

                       PROFUTURES DIVERSIFIED FUND, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                --------------

Note 4.    COMMODITY TRADING ADVISORS
           --------------------------

           The Partnership has trading advisory contracts with several commodity trading advisors to furnish investment management services to the Partnership. The trading advisors receive management fees ranging from 1% to 2% annually of Allocated Net Asset Value (as defined in each respective trading advisory contract). In addition, the trading advisors receive quarterly incentive fees of 20% of Trading Profits (as defined). Total management fees earned by the trading advisors amounted to $583,718 and $631,617 for the nine months ended September 30, 2006 and 2005, respectively. Such management fees earned by the trading advisors for the three months ended September 30, 2006 and 2005 were $183,655 and $206,192, respectively.


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


Note 7.    TRADING ACTIVITIES AND RELATED RISKS
           ------------------------------------

           The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, physical commodities, forward currency contracts and options on forward currency contracts (collectively, "derivatives"). The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

           Purchase and sale of futures and options on futures contracts and physical commodities requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

                       PROFUTURES DIVERSIFIED FUND, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                --------------

Note 7.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
           ------------------------------------------------

           For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability, and purchased options expose the Partnership to a risk of loss limited to the premiums paid. The Partnership is also exposed to market risk on physical commodities equal to the market value of physical commodities owned.

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

                       PROFUTURES DIVERSIFIED FUND, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                --------------

Note 9.    FINANCIAL HIGHLIGHTS
           --------------------

           The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2006 and 2005. This information has been derived from information presented in the financial statements.


                                                                        Three months ended           Nine months ended
                                                                           September 30,               September 30,
                                                                       2006          2005          2006           2005
                                                                    (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)
                                                                    -----------   -----------   -----------    -----------
           Per Unit Performance
           (for a unit outstanding throughout the entire period)
           -----------------------------------------------------
           Net asset value per unit at beginning of period           $3,059.87     $2,927.14      $2,994.02     $2,699.92
                                                                  ------------  ------------    -----------   -----------
           Income (loss) from operations:
                Total trading gains (losses) (1)                        (70.19)        67.25          86.30        411.42
                Net investment (loss) (1)                               (26.59)      (41.76)       (117.23)      (158.71)
                                                                  ------------  ------------    -----------   -----------
                         Total income (loss) from operations            (96.78)        25.49        (30.93)        252.71
                                                                  ------------  ------------   ------------   -----------
           Net asset value per unit at end of period                 $2,963.09     $2,952.63      $2,963.09     $2,952.63
                                                                  ============  ============   ============   ===========
           Total Return (3)                                             (3.16)%         0.87%       (1.03)%         9.36%
                                                                  ============  ============   ============   ===========
           Supplemental Data
           Ratios to average net asset value:
                Expenses prior to incentive fees (4)                      7.83%         7.20%         8.25%         7.57%
                Incentive fees (3)                                        0.18%         0.40%         1.46%         2.10%
                                                                  ------------  ------------    -----------   -----------
                         Total expenses                                   8.01%         7.60%         9.71%         9.67%
                                                                  ============  ============   ============   ===========
                Net investment (loss) (2), (4)                          (2.88)%       (4.11)%       (3.21)%       (4.87)%
                                                                  ============  ============   ============   ===========



          Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.


          -------------------------

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

           The Partnership's offering of Units of Limited Partnership Interest terminated in 1995.

           C. RESULTS OF OPERATIONS: The Partnership's net income (loss) for each quarter and nine months ended September 30, 2006 and 2005 is as follows:

                                                    2006              2005
                                                    ----              ----

           Three months ended March 31           $ 1,086,803     $   147,064
           Three months ended June 30               (390,438)      2,389,341
           Three months ended September 30          (924,271)        284,123
                                                 ------------    -----------

           Nine months ended September 30        $(227,906)        $2,820,528
                                                 ==========        ==========

           As of September 30, 2006, 9,283 Units were outstanding, including 187 General Partner Units, with an aggregate Net Asset Value of $27,505,009 ($2,963.09 per Unit). This represents a decrease in Net Asset Value of $(3,435,629) compared with December 31, 2005. The decrease was caused by redemptions of limited partner units in addition to a net loss for the nine months ended September 30, 2006.

           As of September 30, 2005, 10,695 Units were outstanding, including 187 General Partner Units, with an aggregate Net Asset Value of $31,578,321 ($2,952.63 per Unit). This represented a decrease in Net Asset Value of $(503,332) compared with December 31, 2004. The decrease was caused by redemptions of limited partner units exceeding net income for the nine months ended September 30, 2005.


           Third Quarter 2006
           ----------------------------

           The Third Quarter saw volatility in the energy, interest rates, currencies, and the precious metals markets. The Partnership had large losses in energy with other losses in agricultural commodities, short-term and intermediate interest rates, and precious metals; with very little of these losses offset by gains in the stock indexes, currencies, base metals and long-term interest rate markets. The current economic and interest rate uncertainty, coupled with international tensions, is creating a very tense and unsettling environment in the markets. Much of the uncertainty in the markets is due to the growing reality that the US and the global economies are slowing down. Demand for most commodities decreases as the economy slows down. A heated debate also remains over the direction of inflation, which has a significant impact on many commodity prices.

           The Partnership had a loss of 1.56% in July. The Partnership had losses in interest rates, agricultural commodities and energy; gains were mainly in currencies and metals.

           The Partnership had a gain of 0.52% in August. The Partnership had nice gains in interest rates and foreign currencies that were largely offset by losses in energy and to a lesser extent base metals and stock indexes.

           The Partnership had a loss of 2.14% in September. The Partnership had large losses in energy with small losses in metals, currencies, bonds and certain agricultural commodities; gains were in stock indexes and bonds.

           The Partnership ended the Quarter with a loss of 3.16%.

           Second Quarter 2006
           ----------------------------

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

           First Quarter 2006
           ----------------------------

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

           Third Quarter 2005
           ----------------------------

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

           Second Quarter 2005
           ----------------------------

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

           First Quarter 2005
           ----------------------------

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

           Market and Credit Risk
           ----------------------------

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

           At September 30, 2006, the Partnership has allocated notional funds to its trading advisors equal to approximately 42% of the Partnership's net assets, as compared to 38% at December 31, 2005. The relationship of the total Value at Risk as a percentage of total capitalization was 15% at December 31, 2005 and 16.7% at September 30, 2006.

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

           The following table summarizes the redemptions by partners during the three months ended September 30, 2006:

           MONTH                UNITS REDEEMED              NAV PER UNIT
           -----                --------------              ------------

           July 31, 2006                 74                 $3,012.05

           August 31, 2006              127                 $3,027.78

           September 30, 2006           189                 $2,963.09
                                        ---

           TOTAL                        390
                                        ===

Item 3.    Defaults Upon Senior Securities.

           Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

           At a special meeting of the Limited Partners held at the General Partner's office on October 11, 2006, the Agreement of Limited Partnership of the Fund was amended to allow the Fund to make investments into other funds which also trade commodity interests. The vote was passed with 54.2% of Limited Partners approving, 1.3% of Limited Partners voting against the amendment, 0.6% of Limited Partners abstaining and with 43.9% of Limited Partners not responding to the proxy.

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

                                  PROFUTURES DIVERSIFIED FUND, L.P.
                                  (Registrant)

November 13, 2006                 By /s/ GARY D. HALBERT
-------------------------         --------------------------------------------
Date                                 Gary D. Halbert, President and Director
                                     ProFutures, Inc.
                                     General Partner


November 13, 2006                 By /s/ DEBI B. HALBERT
-------------------------         --------------------------------------------
Date                                 Debi B. Halbert, Chief Financial Officer,
                                     Treasurer and Director
                                     ProFutures, Inc.
                                     General Partner