Form 10-K
period 2006-12-31
PROFUTURES DIVERSIFIED FUND L P
filed 2007-04-02
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 2006
                            -----------------------

                         Commission File number 0-16898
                                 --------------

                       ProFutures Diversified Fund, L.P.
                -----------------------------------------------
              (Exact name of Partnership as specified in charter)

             Delaware                                  75-2197831
------------------------------------     --------------------------------------
      (State of organization)             (I.R.S. Employer Identification No.)


                                ProFutures, Inc.
                              11719 Bee Cave Road
                                   Suite 200
                              Austin, Texas 78738
                             ----------------------
                    (Address of principal executive offices)
                         Partnership's telephone number
                                 (800) 348-3601

                                 --------------

      Securities registered pursuant to              Name of each exchange on
Section 12(b) of the Act Title of each cass.             which registered.
---------------------------------------------     -----------------------------

           Securities registered pursuant to Section 12(g) of the Act

                     Units of Limited Partnership Interest
                       ---------------------------------
                                (Title of Class)

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

Not applicable

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Financial Statements for the Years ended December 31, 2006, 2005 and 2004 with Reports of Independent Registered Public Accounting Firms, the annual report to securities holders for the fiscal year ended December 31, 2006, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith. Portions of the Registrant's Prospectus dated July 31, 1994 and Supplement dated January 31, 1995 Post-Effective Amendment No. 3 dated June 23, 1995 also are incorporated by reference in Part I, Part II, Part III and Part IV of this Form 10-K

                                     PART I

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

Trading Activity
----------------

      ProFutures, Inc., a Texas corporation, is the General Partner of the Partnership which administers the business and affairs of the Partnership (exclusive of its trading operations). Trading decisions are made by independent Commodity Trading Advisors chosen by the General Partner. At December 31, 2006, there are four Commodity Trading Advisors and one commodity fund: Campbell & Company, Inc., Forecast Trading Group, LLC, Xplor Capital Management, LLC, Ansbacher Investment Management, Inc. and the Winton Futures Fund LP (collectively, the "Advisors"). All advisory fees are paid by the Partnership. Advisors may be changed from time to time by the General Partner.

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

Investment in Commodity Funds
-----------------------------

      The ProFutures Diversified Fund L.P. (the "Partnership") has invested in futures funds for two reasons. The industry is trending toward the use of funds rather than individual managed accounts. The top tier Commodity Trading Advisors (CTA) only offer their investment management through one of their funds (i.e. Winton Futures Fund). They do not want investors to know the specifics of their daily trading positions, so no one can duplicate their methodology.

      The top tier CTAs often require at least a $10 million trading level. The Partnership net asset value is less than $30 million, with a trading level as high as $38 million. The minimum trading levels for these top tier CTAs require a higher allocation than desired for diversification and management of risk to the partners. The minimum investment for the funds ranges from $50,000 to $1 million. The replacement of CTA managed accounts with funds potentially allows for greater diversification, less risk and increased flexibility in managing the Partnership.

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

      On October 25, 2004, the Partnership entered into a consulting agreement effective November 1, 2004, with Altegris Investments, Inc. (Altegris), whereby Altegris will recommend the selection and termination of the Advisors and the allocation and reallocation of the Partnership's assets. Pursuant to the consulting agreement, Altegris receives a monthly consulting fee equal to .0208% (.25% annually) of the Partnership's month-end Net Asset Value. The consulting fee (included in management fees in the statement of operations) earned by Altegris totaled $75,247 and $80,079 for the years ended December 31, 2006 and 2005.

      Prior to October 15, 2004, Kenmar Global Strategies Inc. (Kenmar) assisted the General Partner in making decisions about which Advisors to hire, the allocations among the Advisors and the day-to-day monitoring and risk management of the Partnership's trading activities. Kenmar received a monthly management fee of 1/12 of 1% (1% annually) of month-end Net Asset Value. Effective October 15, 2004, ProFutures, Inc. terminated the consulting agreement between Kenmar and the Partnership. Accordingly, Kenmar was paid a pro rated monthly management fee for the period October 1, 2004 through October 15, 2004. Management fees earned by Kenmar totaled $266,317 for the year ended December 31, 2004.

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

      Notional Funding Note: As of December 31, 2006, the Partnership has allocated notional funds to Advisors equal to approximately 24% of the Partnership's cash and/or other margin - qualified assets. Of course, this percentage may be higher or lower over any given 12 month period. The management fees paid to an Advisor, if any, are a percentage of the nominal account size of the account if an account had been notionally funded. The nominal account size is equal to a specific amount of funds initially allocated to an Advisor which increases by profits and decreases by losses in the account, but not by additions to or withdrawals of actual funds from the account. Some, but not all, Advisors are expected to be allocated notional funds, and not all of the Advisors allocated notional funds are expected to be paid management fees. Further, the amount of cash and/or other margin-qualified assets in an account managed by an Advisor will vary greatly at various times in the course of the Partnership's business, depending on the General Partner's general allocation strategy and pertinent margin requirements for the trading strategies undertaken by an Advisor.

      The Partnership is obligated to pay its periodic operating expenses, consisting substantially of preparation of the limited partners' tax return information, filing and recording charges, legal, printing, accounting and auditing fees plus non-recurring expenses. Those periodic recurring expenses are estimated at approximately 1.1% of the Partnership's average annual Net Asset Value. Non-recurring expenses, not included within these estimates, include expenses associated with significant litigation including, but not limited to, class action suits, suits involving the indemnification provisions of the Agreement of the Limited Partnership or any other agreement to which the Partnership is a party; by their nature, the dollar amount of non-recurring expenses cannot be estimated.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

      During the fourth quarter of the fiscal year ended December 31, 2006, no matters were submitted to a vote of the holders of Units of Limited Partnership Interest ("Units") through the solicitation of proxies or otherwise.

                                    PART II

Item 5.   Market for Partnership's Securities and Related Security Holder
          Matters.

      The Partnership has filed a registration statement with the Securities and Exchange Commission for the sale of up to $38,547,364 in Units of Limited Partnership Interest. Such registration statement became effective as of July 31, 1994. This offering was extended on January 31, 1995 and continued through April 30, 1995. On June 23, 1995, Post-Effective Amendment No. 3 was filed to deregister $20,721,920 of Units of Limited Partnership Interest. As of December 31, 2006, a total of 8,903.6039 Units are outstanding and held by 654 Unit holders, including 187.1212 Units held by the General Partner and its principals. During the calendar year 2006, a total of 1,430.5486 Units were redeemed.

      The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to its Unit holders. The General Partner made no distributions as of December 31, 2006, or as of the date hereof. A Limited Partner may request and receive redemption of Units subject to restrictions in the limited partnership agreement.

Item 6.   Selected Financial Data.

      Following is a summary of certain financial information for the Partnership for the calendar years 2006, 2005, 2004, 2003 and 2002.

                                                               2006
                                                          ---------------

Realized Gains (Losses)                               $        1,553,478
Change in Unrealized
   Gains (Losses) on
   Open Contracts                                              1,943,771
Income from Investment in
   Winton Futures Fund                                           398,122
Interest Income                                                1,292,259
Management Fees                                                1,944,002
Incentive Fees                                                   530,112
Net Income (loss)                                              1,608,816
General Partner Capital                                          592,117
Limited Partner Capital                                       27,581,995
Partnership Capital                                           28,274,112
Net Asset Value per General
   And Limited Partner Unit
   at End of Year                                               3,164.35
Net Income (loss) per Unit*                                       165.07


                                                               2005
                                                          ---------------

Realized Gains (Losses)                               $        8,085,002
Change in Unrealized
   Gains (Losses) on
   Open Contracts                                             (1,323,326)
Interest Income                                                  882,295
Management Fees                                                2,118,910
Incentive Fees                                                   849,102
Net Income (loss)                                              3,266,075
General Partner Capital                                          560,244
Limited Partner Capital                                       30,380,394
Partnership Capital                                           30,940,638
Net Asset Value per General
   And Limited Partner Unit
   at End of Year                                               2,994.02
Net Income (loss) per Unit*                                       292.29


                                                               2004
                                                          ---------------

Realized Gains (Losses)                               $        7,550,029
Change in Unrealized
   Gains (Losses) on
   Open Contracts                                             (2,384,308)
Interest Income                                                  442,893
Management Fees                                                2,160,170
Incentive Fees                                                 1,138,118

Net Income (loss)                                              1,251,915
General Partner Capital                                          607,384
Limited Partner Capital                                       31,474,269
Partnership Capital                                           32,081,653
Net Asset Value per General
   And Limited Partner Unit
   at End of Year                                               2,699.92
Net Income (loss) per Unit*                                       100.52


                                                               2003
                                                          ---------------

Realized Gains (Losses)                               $        8,453,501
Change in Unrealized
   Gains (Losses) on
   Open Contracts                                                285,932
Interest Income                                                  352,209
Management Fees                                                2,130,952
Incentive Fees                                                 1,456,891
Net Income (loss)                                              4,462,334
General Partner Capital                                          584,564
Limited Partner Capital                                       33,041,117
Partnership Capital                                           33,625,681
Net Asset Value per General
   And Limited Partner Unit
   at End of Year                                               2,598.48
Net Income (loss) per Unit*                                       326.46


                                                               2002
                                                          ---------------

Realized Gains (Losses)                               $        6,268,491
Change in Unrealized
   Gains (Losses) on
   Open Contracts                                                659,039
Interest Income                                                  510,306
Management Fees                                                2,065,751
Incentive Fees                                                 1,104,271
Net Income (loss)                                              3,057,896
General Partner Capital                                          511,577
Limited Partner Capital                                       31,618,764
Partnership Capital                                           32,130,341
Net Asset Value per General
   and Limited Partner Unit
   at End of Year                                               2,274.04
Net Income (loss) per Unit*                                       201.95

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

Year-Ended December 31, 2006
----------------------------

The year 2006 had net income of $1,608,816 or $165.07 per unit. At December 31, 2006, partners' capital totaled $28,174,112, versus $30,940,638 December 31, 2005, including capital redemptions of $4,375,342. Net Asset Value per unit at December 31, 2006 amounted to $3,164.35, as compared to $2,994.02 at December 31, 2005, an increase of 5.69%.

Fourth Quarter 2006
-------------------

The Fourth Quarter saw volatility in the equities and currencies. The Partnership had large gains in equities and currencies with smaller gains in agricultural commodities and with very little of those gains offset by losses in long-term interest rates and energy.

The Partnership had a gain of 1.73% in October. The Partnership had gains in equities, currencies and agricultural commodities; losses were mainly in interest rates.

The Partnership had a gain of 1.57% in November. The Partnership had gains in currencies, equities and precious metals; losses were mostly in interest rates.

The Partnership had a gain of 3.35% in December. The Partnership had large gains in equities and currencies with smaller gains in interest rates; losses were in precious metals, energy and agricultural commodities.

The Partnership ended the quarter with a gain of 6.8%.

Third Quarter 2006
------------------

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

The Partnership had a gain of 0.52% in August. The Partnership had gains in interest rates and foreign currencies that were largely offset by losses in energy and to a lesser extent base metals and stock indexes.

The Partnership had a loss of 2.14% in September. The Partnership had large losses in energy with small losses in metals, currencies, bonds and certain agricultural commodities; gains were in stock indexes and bonds.

The Partnership ended the Quarter with a loss of 3.16%.

Second Quarter 2006
-------------------

The second quarter once again saw continued volatility in the oil, interest rates and the precious metals markets. May and June were difficult months for most Trading Advisors and futures funds, primarily due to severe reversals in numerous trends that had been in place for several months. The trend reversals resulted in earlier gains being wiped out by the end of the quarter.

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

The Partnership ended the quarter with a loss of 1.19%.

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

The Partnership ended the quarter with a gain of 3.62%.

Year-Ended December 31, 2005
----------------------------

The year 2005 had net income of $3,266,075 or $292.29 per unit. At December 31, 2005, partners' capital totaled $30,940,638, versus $32,081,653 at December 31, 2004, including capital redemptions of $4,407,090. Net Asset Value per unit at December 31, 2005 amounted to $2,994.02, as compared to $2,699.92 at December 31, 2004, an increase of 10.91%.

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

For the quarter, the Partnership had a gain of 1.40%. Many of the gains for the quarter were from foreign currencies.

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

Overall, the Partnership ended the quarter with a gain of 0.87%.

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

The Partnership ended the quarter with a gain of 0.50%.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Introduction
------------

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2006 and 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2006 and 2005, the Partnership's total capitalization was approximately $28.2 million and $30.9 million, respectively.

                          December 31,                      December 31,
                              2006                              2005
                      -------------------                -------------------
                                     % of                             % of
                   Value at          Total          Value at         Total
  Market Sector      Risk        Capitalization       Risk       Capitalization
  -------------      ----        --------------       ----       --------------

Agriculture        $   29,675         0.11%         $  136,499         0.44%
Currencies            990,937         3.52%            836,650         2.70%
Energy and Other       41,600         0.15%             56,400         0.18%
Stock Indices       1,012,952         3.60%            990,332         3.20%
Interest Rates        563,543         2.00%            994,297         3.21%
Metals                 42,970         0.15%            245,009         0.79%
                     --------       -------         ----------      --------

      Total        $2,681,677         9.53%         $3,259,187        10.52%
                   ==========         =====         ==========        ======

The Partnership is subject to indirect exposure from Winton Futures Fund.

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

The following were the primary trading risk exposures of the Partnership as of and during the year ended December 31, 2006, by market sector.

Stock Indices
-------------

The Partnership's primary equity exposure is to fluctuations in equity prices. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2006, the Partnership's exposure was to stock indices in the U.S., European, Australian and Asian markets. The General Partner anticipates that the Partnership will primarily be exposed to the risk of adverse price trends or static markets in the major U.S. and global equity indices.

Metals
------

The Partnership's primary metals market exposure is to fluctuations in the price of both precious and base metals. As of December 31, 2006, the Partnership's primary exposures were to copper, gold, silver, lead, zinc and platinum. The General Partner anticipates that the Partnership will continue to be exposed to the metals markets.

Agriculture
-----------

The Partnership's primary agriculture exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. The Partnership's agriculture commodities exposure was primarily to cattle, hogs and food/fiber products as of December 31, 2006.

Currencies
----------

The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades long and short positions in a large number of currencies, including cross-currency positions between two currencies other than the U.S. dollar. As of December 31, 2006, the Partnership's primary exposures were in Australian Dollars, Canadian Dollars, British Pounds, Japanese Yen, Swiss Francs, Euros, Mexican Pesos and New Zealand Dollars. The General Partner anticipates that the risk profile of the Partnership's currency sector will predominantly relate to the U.S. and major European and Asian countries. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.

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

Item 8.   Financial Statements and Supplementary Data.

      Financial statements meeting the requirements of Regulation S-X are listed following this report. The following is the Supplementary Financial information specified by Item 302 of Regulation S-K for the years 2006 and 2005.

                                  1st Qtr 2006    2nd Qtr 2006    3rd Qtr 2006     4th Qtr 2006
                                 -----------------------------------------------------------------

Gain (loss) from trading              $1,616,518        $(9,768)      $(669,550)       $2,179,341
Net investment (loss)                  (529,715)       (380,670)       (254,721)        (342,619)
Net Income (loss)                      1,086,803       (390,438)       (924,271)        1,836,722

Net income (loss) per Unit                105.96         (39.12)         (96.47)           200.36
Increase (decrease) in
   Net Asset Value per Unit               106.39         (40.54)         (96.78)           201.26

Net Asset Value per Unit
   at end of period                     3,100.41        3,059.87        2,963.09         3,164.35

                                  1st Qtr 2005    2nd Qtr 2005    3rd Qtr 2005     4th Qtr 2005
                                 -----------------------------------------------------------------

Gain (loss) from trading                $807,186      $3,077,926        $741,073         $994,075
Net investment (loss)                  (660,122)       (688,585)       (456,950)        (548,528)
Net Income (loss)                        147,064       2,389,341         284,123          445,547

Net income (loss) per Unit                 12.44          210.11           25.97            42.17
Increase (decrease) in
   Net Asset Value per Unit                13.41          213.81           25.49            41.39

Net Asset Value per Unit
   at end of period                     2,713.33        2,927.14        2,952.63         2,994.02

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

Item 9B.  Other Information.

      None.


                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

      The Partnership is a limited partnership and therefore does not have any directors or executive officers. The Partnership's General Partner, ProFutures, Inc., administers and manages the affairs of the Partnership.

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


Item 11.  Executive Compensation.

      As discussed above, the Partnership does not have any officers, directors or employees. The General Partner received monthly management fees which aggregated $1,128,704 for 2006.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      (a) As of December 31, 2006, a total of 8,903 Units are issued and outstanding, representing 1 General Partner and 653 Limited Partners. The Partnership knows of no one person who owns beneficially more than 5% of the Units of Limited Partnership Interest.

      (b) The General Partner and its principals owned 187 Units as of December 31, 2006, having an aggregate value of $592,117, which is approximately 2% of the Net Asset Value of the Partnership

      (c)   Changes in control. None have occurred and none are expected.

Item 13.  Certain Relationships and Related Transactions.

      The Partnership's Prospectus, dated July 31, 1994, Pages 16-18, which is incorporated herein by reference, contains information concerning the relationships and transactions between the General Partner, the Clearing Broker and the Partnership.

Item 14.   Principal Accounting Fees and Services.

      KBA Group LLP billed the Partnership aggregate fees for services rendered to the Partnership for the last two years as follows:

                                               2006             2005

            Audit Fees                    $        33,010   $        7,000

            Audit fees relate to the annual audit, quarterly reviews, and assistance with and review of documents filed with the Securities and Exchange Commission.

            Audit-Related Fees. KBA Group LLP did not have any audit-related fees in 2006 or 2005.

            Tax Fees. KBA Group LLP did not have any fees related to tax compliance, tax advice, and tax planning services for the Partnership in 2006 or in 2005.

            All Other Fees. KBA Group LLP did not have any other fees in 2006 or 2005.

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


                                    PART IV

Item 15.  Exhibits and Financial Statement Schedules.

     (a)(1) Financial Statements.

            The following are included with the 2006 Report of Independent Registered Public Accounting Firm, a copy of which is filed herewith as Exhibit 13.01

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

     (b)   Exhibits.

           13.1   2006 Report of Independent Registered Public Accounting Firm.

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


------------------

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


                                  PROFUTURES DIVERSIFIED FUND, L.P.
                                  (Partnership)



April 2, 2007                     By /s/ GARY D. HALBERT
-----------------------              ------------------------------------------
Date                                  Gary D. Halbert, President and Director
                                      ProFutures, Inc.
                                      General Partner



April 2, 2007                     By /s/ DEBI B. HALBERT
-----------------------              ------------------------------------------
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




April 2, 2007                     By /s/ GARY D. HALBERT
-----------------------              ------------------------------------------
Date                                  Gary D. Halbert, President and Director
                                      ProFutures, Inc.
                                      General Partner



April 2, 2007                     By /s/ DEBI B. HALBERT
-----------------------              ------------------------------------------
Date                                  Debi B. Halbert, Chief Financial Officer,
                                        Treasurer and Director
                                      ProFutures, Inc.
                                      General Partner