Form 10-K/A
period 2006-12-31
PROFUTURES DIVERSIFIED FUND L P
filed 2007-04-26
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2006

                             ---------------------

                        Commission File number 0-16898

                             ---------------------

                       ProFutures Diversified Fund, L.P.

              ---------------------------------------------------
              (Exact name of Partnership as specified in charter)


       Delaware                                         75-2197831
--------------------------               --------------------------------------
(State of organization)                   (I.R.S. Employer Identification No.)

                               ProFutures, Inc.
                              11719 Bee Cave Road
                                   Suite 200
                              Austin, Texas 78738

                            -----------------------

                   (Address of principal executive offices)
                        Partnership's telephone number
                                (800) 348-3601

                             --------------------

Securities registered pursuant
 to Section 12(b) of the Act

    Title of each class.            Name of each exchange on which registered.

----------------------------       --------------------------------------------

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

Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporation by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

|X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_| Accelerated Filer |_| Non-accelerated filer |X|

State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was last sold, or the average bid and asked prices of such stock, as of the last business day of the registrant's most recently completed second fiscal quarter. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

Not applicable

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Financial Statements for the Years ended December 31, 2006, 2005 and 2004 with Reports of Independent Registered Public Accounting Firms, the annual report to securities holders for the fiscal year ended December 31, 2006, is incorporated by reference into Part IV hereof and filed as an exhibit herewith. Portions of the Registrant's Prospectus dated July 31, 1994 and Supplement dated January 31, 1995 Post-Effective Amendment No. 3 dated June 23, 1995 also are incorporated by reference in Part IV of this Form 10-K/A.

                               EXPLANATORY NOTE

There was an inadvertent omission of a portion of the Partnership's Condensed Schedule of Investments included as part of Exhibit 13.1 of the Partnership's Form 10-K for the year ended December 31, 2006 that was originally filed with the Securities and Exchange Commission on April 2, 2007. The portion omitted has been included in the Condensed Schedule of Investments attached hereto as
Exhibit 13.1 to this Form 10-K/A.

Except as required to reflect the item described above, no attempt has been made in this Form 10-K/A to modify or update disclosures in the original report on Form 10-K (the "Original Form 10-K"). This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update any related disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the Original Form 10-K with the Securities and Exchange Commission on April 2, 2007. Accordingly, this form 10-K/A should be read in conjunction with the Original Form 10-K and the Fund's filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K.

                                    PART IV

Item 15.        Exhibits and Financial Statement Schedules.

      (a)(1) Financial Statements.

            The following are included with the 2006 Report of Independent Registered Public Accounting Firm, a copy of which is filed herewith as Exhibit 13.1

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

---------------------

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



                            PROFUTURES DIVERSIFIED FUND, L.P.
                            (Partnership)



April 26, 2007              By /s/ GARY D. HALBERT
--------------------           ---------------------------------------------
Date                              Gary D. Halbert, President and Director
                                  ProFutures, Inc.
                                  General Partner



April 26, 2007              By /s/ DEBI B. HALBERT
--------------------           ---------------------------------------------
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



April 26, 2007               By /s/ GARY D. HALBERT
---------------------           ---------------------------------------------
Date                               Gary D. Halbert, President and Director
                                   ProFutures, Inc.
                                   General Partner



April 26, 2007               By /s/ DEBI B. HALBERT
---------------------           ---------------------------------------------
Date                               Debi B. Halbert, Chief Financial Officer,
                                       Treasurer and Director
                                   ProFutures, Inc.
                                   General Partner

                       PROFUTURES DIVERSIFIED FUND, L.P.

                                 ANNUAL REPORT

                               December 31, 2006

                       PROFUTURES DIVERSIFIED FUND, L.P.



                            ----------------------

                               TABLE OF CONTENTS
                            ----------------------


                                                                          PAGES
                                                                          -----


Affirmation of the Commodity Pool Operator                                    1

Report of Independent Registered Public Accounting Firm                       2

Report of Independent Registered Public Accounting Firm                       3

Financial Statements

    Statements of Financial Condition                                         4

    Condensed Schedules of Investments                                        5

    Statements of Operations                                                  7

    Statements of Changes in Partners' Capital (Net Asset Value)              8

    Notes to Financial Statements                                        9 - 16

                       PROFUTURES DIVERSIFIED FUND, L.P.
                  AFFIRMATION OF THE COMMODITY POOL OPERATOR

                                ---------------













To the best of the knowledge and belief of the undersigned, the information contained in the Annual Report for the year ended December 31, 2006 is accurate and complete.







                                           /s/ Gary D. Halbert
                                           -----------------------------------
                                           Gary D. Halbert, President
                                           ProFutures, Inc.
                                           PROFUTURES DIVERSIFIED FUND, L.P.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------


To the Partners
ProFutures Diversified Fund, L.P.

We have audited the accompanying statements of financial condition of ProFutures Diversified Fund, L.P., including the condensed schedules of investments, as of December 31, 2006 and 2005, and the related statements of operations and changes in partners' capital (net asset value) for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Partnership has an investment in Winton Futures Fund at December 31, 2006. The value of the investment at December 31, 2006 of $9,338,122 is derived from financial statements audited by other auditors whose reports haven been furnished to us, and our opinion, insofar as it relates to the investment, is based primarily on the reports of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProFutures Diversified Fund, L.P. as of December 31, 2006 and 2005, and the results of its operations and the changes in its net asset values for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.




/s/ KBA Group LLP
Dallas, Texas
April 2, 2007

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------


To the Partners
ProFutures Diversified Fund, L.P.


We have audited the accompanying statement of operations and changes in partners' capital (net asset value) of ProFutures Diversified Fund, L.P. for the year ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the changes in net asset value of ProFutures Diversified Fund, L.P. for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.


                 /s/ ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.


Hunt Valley, Maryland
March 24, 2005

                       PROFUTURES DIVERSIFIED FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
                          December 31, 2006 and 2005
                             --------------------


                                                                    2006           2005
                                                               ------------   ------------
ASSETS
    Equity in broker trading accounts
        Cash                                                   $ 13,325,595   $ 22,398,315
        Option premiums (received) paid                             (63,125)        23,550
        Unrealized gain (loss) on open contracts                    483,877       (761,849)
                                                               ------------   ------------

                Deposits with broker                             13,746,347     21,660,016

    Cash                                                              3,204          2,648
    Cash deposits in forward trading collateral accounts          5,412,319     10,674,912
    Net premiums paid on options
        on forward currency contracts                                 3,294              -
    Unrealized gain (loss) on open forward currency contracts       371,164       (326,881)
    Investment in Winton Futures Fund, L.P. (US)                  9,338,122              -
                                                               ------------   ------------

                Total assets                                   $ 28,874,450   $ 32,010,695
                                                               ============   ============

LIABILITIES
    Accounts payable                                           $     54,006   $     51,071
    Commissions and other trading fees
        on open contracts                                             5,951         40,880
    Incentive fees payable                                           62,651        296,921
    Management fees payable (includes $89,607 and $98,289
        payable to the General Partner at December 31, 2006
        and 2005, respectively)                                     238,977        280,502
    Redemptions payable                                             338,753        400,683
                                                               ------------   ------------

                Total liabilities                                   700,338      1,070,057
                                                               ------------   ------------

PARTNERS' CAPITAL (Net Asset Value)
    General Partner - 187 units outstanding
        at December 31, 2006 and 2005                               592,117        560,244
    Limited Partners - 8,716 and 10,147 units
        outstanding at December 31, 2006 and 2005                27,581,995     30,380,394
                                                               ------------   ------------

                Total partners' capital
                    (Net Asset Value)                            28,174,112     30,940,638
                                                               ------------   ------------

                                                               $ 28,874,450   $ 32,010,695
                                                               ============   ============

                            See Accompanying Notes.

                       PROFUTURES DIVERSIFIED FUND, L.P.
                       CONDENSED SCHEDULE OF INVESTMENTS
                          December 31, 2006 and 2005

                             --------------------

LONG FUTURES CONTRACTS                                                 2006                           2005
----------------------                                      ---------------------------    ---------------------------
    Description                                                              % of Net                       % of Net
    -----------                                                 Value       Asset Value       Value        Asset Value
                                                            ------------   ------------    ------------   ------------

    Agricultural                                            $       (480)         (0.00)%  $    119,327           0.38%
    Currency                                                          38           0.00%        (35,303)         (0.11)%
    Energy                                                       (99,060)         (0.35)%       (93,005)         (0.30)%
    Interest rate                                                (50,146)         (0.18)%       293,053           0.95%
    Metal (1)                                                    (18,666)         (0.07)%    15,167,433          49.01%
    Stock index                                                  193,440           0.69%        (26,086)         (0.08)%
                                                            ------------   ------------    ------------   ------------

    Total long futures contracts                            $     25,126           0.09%   $ 15,425,419          49.85%
                                                            ------------   ------------    ------------   ------------

SHORT FUTURES CONTRACTS
-----------------------
    Description
    Agricultural                                            $        213           0.00%   $    (89,987)         (0.29)%
    Currency                                                      62,245           0.22%        (30,428)         (0.10)%
    Energy                                                        18,760           0.07%        (33,372)         (0.11)%
    Interest rate                                                333,242           1.18%        185,871           0.60%
    Metal (2)                                                     33,416           0.12%    (16,231,246)        (52.45)%
    Stock index                                                        -           0.00%         16,694           0.05%
                                                            ------------   ------------    ------------   ------------

    Total short futures contracts                           $    447,876           1.59%    (16,182,468)        (52.30)%
                                                            ------------   ------------    ------------   ------------
    Total futures contracts                                 $    473,002           1.68%   $   (757,049)         (2.45)%
                                                            ============   ============    ============   ============

PURCHASED OPTIONS ON FUTURES CONTRACTS
--------------------------------------
    Agricultural options                                    $          -           0.00%   $      5,550           0.02%
    Energy options                                                     -           0.00%         13,200           0.04%
                                                            ------------   ------------    ------------   ------------

    Total purchased options on futures contracts (premiums
    paid - $0 and $23,550, respectively)                    $          -           0.00%   $     18,750           0.06%
                                                            ============   ============    ============   ============

WRITTEN OPTIONS ON FUTURES CONTRACTS
------------------------------------
    Stock index                                             $    (52,250)         (0.19)%  $          -           0.00%
                                                            ------------   ------------    ------------   ------------

    Total written options on futures contracts (premiums
    received - $63,125 and $0, respectively)                $    (52,250)         (0.19)%  $          -           0.00%
                                                            ============   ============    ============   ============

(1) As of December 31, 2005, there were certain long metal futures contracts with an aggregate value above 5% of Net Asset Value, consisting of 903 LME aluminum futures contracts, expiration dates 1/06 - 12/09, at a value of $4,729,465 (15.28% of Net Asset Value) and 715 LME copper futures contracts, expiration dates 1/06 - 12/08, at a value of $9,524,486 (30.78% of Net Asset Value).

(2) As of December 31, 2005, there were certain short metal futures contracts with an aggregate value above 5% of Net Asset Value, consisting of 883 LME aluminum futures contracts, expiration dates 1/06
      - 12/09, at a value of $(5,296,278) (17.12% of Net Asset Value) and 708
      LME copper futures contracts, expiration dates 1/06 - 12/08, at a value of $(10,252,843) (33.14% of Net Asset Value).

                       PROFUTURES DIVERSIFIED FUND, L.P.
                 CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
                          December 31, 2006 and 2005
                             --------------------

FORWARD CURRENCY CONTRACTS                                                  2006                          2005
--------------------------                                      ---------------------------    ---------------------------
                                                                                 % of Net                       % of Net
     Description                                                    Value       Asset Value       Value        Asset Value
     -----------                                                ------------   ------------    ------------   ------------
     Long forward currency contracts                            $   (255,674)         (0.91)%  $   (333,740)         (1.08)%

     Short forward currency contracts                                625,493           2.22%          6,859           0.02%
                                                                ------------   ------------    ------------   ------------
     Total forward currency contracts                           $    369,819           1.31%   $   (326,881)         (1.06)%
                                                                ============   ============    ============   ============

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS
-----------------------------------------------
     Purchased options on forward currency contracts (premiums
     paid - $7,747 and $0, respectively)                        $      8,911           0.03%   $          0              0%
                                                                ------------   ------------    ------------   ------------

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS
---------------------------------------------
     Written options on forward currency contracts (premiums
     received - $4,453 and
     $0, respectively)                                          $     (4,272)         (0.02)%  $          0              0%
                                                                ------------   ------------    ------------   ------------

INVESTMENT IN WINTON FUTURES FUND, L.P. (US)
--------------------------------------------

     Description
     -----------

     Winton Futures Fund, L.P. (US) - Class B Interests
          Investment Objective
              To achieve capital appreciation by
     trading U.S. and Non U.S. futures contracts
          Redemption Provisions
              Monthly, with 15 days notice                      $  9,338,122          33.14%   $          0              0%
                                                                ------------   ------------    ------------   ------------

                       PROFUTURES DIVERSIFIED FUND, L.P.
                           STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 2006, 2005 and 2004

                                ---------------


                                                                   2006           2005           2004
                                                               ------------   ------------   ------------
TRADING GAINS (LOSSES)
    Gain (loss) from futures and options on futures trading
        Realized                                               $  2,245,198   $  6,184,059   $  6,744,693
        Change in unrealized                                      1,245,726     (1,275,765)    (1,502,106)
        Brokerage commissions                                      (778,830)    (1,141,416)      (856,269)
                                                               ------------   ------------   ------------

        Gain from futures and options on futures trading          2,712,094      3,766,878      4,386,318
                                                               ------------   ------------   ------------

        Realized gain from investment in physical commodities             -        580,729              -
                                                               ------------   ------------   ------------

    Gain (loss) from trading of forward currency contracts
         and options on forward currency contracts
        Realized                                                   (691,720)     1,320,214        805,336
        Change in unrealized                                        698,045        (47,561)      (882,202)
                                                               ------------   ------------   ------------

       Gain (loss) from forward currency contracts
        and options on forward currency contracts                     6,325      1,272,653        (76,866)
                                                               ------------   ------------   ------------
    Change in unrealized gain from investment
    in Winton Futures Fund, L.P. (US)                               398,122              -              -
                                                               ------------   ------------   ------------

                Total trading gains                               3,116,541      5,620,260      4,309,452
                                                               ------------   ------------   ------------

NET INVESTMENT INCOME (LOSS)
    Income
        Interest income                                           1,292,259        882,295        442,893
                                                               ------------   ------------   ------------

    Expenses
        Incentive fees                                              530,112        849,102      1,138,118
        Management fees  (includes $1,128,704,
            $1,201,191, $1,050,783 charged by the
            General Partner for the years ended December 31,
            2006, 2005, and 2004, respectively)                   1,944,002      2,118,910      2,160,170
        Operating expenses                                          325,870        268,468        202,142
                                                               ------------   ------------   ------------

                Total expenses                                    2,799,984      3,236,480      3,500,430
                                                               ------------   ------------   ------------

                Net investment (loss)                            (1,507,725)    (2,354,185)    (3,057,537)
                                                               ------------   ------------   ------------

                NET INCOME                                     $  1,608,816   $  3,266,075   $  1,251,915
                                                               ============   ============   ============

NET INCOME PER GENERAL
    AND LIMITED PARTNER UNIT
        (based on weighted average number of
        units outstanding during the year of
        9,746, 11,174 and 12,454, respectively)                $     165.07   $     292.29   $     100.52
                                                               ============   ============   ============

INCREASE IN NET ASSET VALUE
    PER GENERAL AND LIMITED
    PARTNER UNIT                                               $     170.33   $     294.10   $     101.44
                                                               ============   ============   ============

                            See accompanying notes.

                       PROFUTURES DIVERSIFIED FUND, L.P.
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
             For the Years Ended December 31, 2006, 2005 and 2004

                                ---------------

                                   Total                 Partners' Capital
                                 Number of    ------------------------------------------
                                   Units         General       Limited          Total
                               ------------   ------------   ------------   ------------

Balances at December 31, 2003        12,941   $    584,564   $ 33,041,117   $ 33,625,681

Net income for the year
    ended December 31, 2004                         22,820      1,229,095      1,251,915

Redemptions                          (1,059)             -     (2,795,943)    (2,795,943)
                               ------------   ------------   ------------   ------------

Balances at December 31, 2004        11,882        607,384     31,474,269     32,081,653
Net income for the year
    ended December 31, 2005                         52,860      3,213,215      3,266,075

Redemptions                          (1,548)      (100,000)    (4,307,090)    (4,407,090)
                               ------------   ------------   ------------   ------------

Balances at December 31, 2005        10,334        560,244     30,380,394     30,940,638
Net income for the year
    ended December 31, 2006                         31,873      1,576,943      1,608,816

Redemptions                          (1,431)             -     (4,375,342)    (4,375,342)
                               ------------   ------------   ------------   ------------

Balances at December 31, 2006         8,903   $    592,117   $ 27,581,995   $ 28,174,112
                               ============   ============   ============   ============

                                            Net Asset Value Per Unit
                               ---------------------------------------------------------

                                             December 31,

                                   2006           2005           2004
                               ------------   ------------   ------------
                               $   3,164.35   $   2,994.02   $   2,699.92
                               ============   ============   ============


                            See accompanying notes.

                       PROFUTURES DIVERSIFIED FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                ---------------

Note 1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            A.    General Description of the Partnership

                  ProFutures Diversified Fund, L.P. (the Partnership) is a Delaware limited partnership, which operates as a commodity investment pool. The Partnership engages in the speculative trading of futures contracts, options on futures contracts, physical commodities, interbank forward currency contracts and options on interbank forward currency contracts. The Partnership closed to investors in 1995 and will terminate at the end of December 2012, at which time the remaining assets will be distributed.

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

            E.    Cash and Cash Equivalents

                  Cash and cash equivalents includes cash and investments in money market mutual funds.

                       PROFUTURES DIVERSIFIED FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                ---------------

Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (CONTINUED)

            F.    Futures and Forward Currency Contracts

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

            G.    Physical Commodities

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

           J.     Investment in Winton Futures Fund, L.P. (US)

                  The Partnership's investment in Winton Futures Fund, L.P.
                  (US) is reported in the statement of financial condition at fair value. Fair value ordinarily is the value determined by Winton Futures Fund, L.P. (US) in accordance with its valuation policies and as reported by their management at the time of the Partnership's valuation. Generally, the fair value of the Partnership's investment in Winton Futures Fund, L.P. (US) represents the amount that the Partnership could reasonably expect to receive from Winton Futures Fund, L.P. (US) if the Partnership's investment was redeemed at the time of valuation, based on information reasonably available at the time the valuation is made and that the Partnership believes to be reliable.

                       PROFUTURES DIVERSIFIED FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                ---------------

Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (CONTINUED)

            K.    Redemptions of Units

                  Redemptions payable at December 31, 2006 represents redemptions approved by the General Partner prior to January 1, 2007, which are not effective until January 2, 2007.

            L.    Brokerage Commissions

                  Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

            M.    Statements of Cash Flows

                  The Partnership has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102 - "Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

            N.    Recently Issued Accounting Pronouncements

                  In July 2006, the Financial Accounting Standards Board
                  (FASB) issued Interpretation No. 48 (FIN 48) entitled "Accounting For Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The implementation of FIN 48 is not expected to have a material impact on the Partnership's financial statements.

                  In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (FAS
                  157). FAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. While FAS 157 does not require any new fair value measurements, for some entities, the application of FAS 157 may change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The implementation of FAS 157 is not expected to have a material impact on the Partnership's financial statements.

                       PROFUTURES DIVERSIFIED FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                ---------------
Note 2.     GENERAL PARTNER

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

            Total management fees earned by ProFutures, Inc. for the years ended December 31, 2006, 2005 and 2004 were $1,128,704, $1,201,191 and $1,050,783, respectively. Management fees payable to ProFutures, Inc. as of December 31, 2006 and 2005 were $89,607 and $98,289, respectively.

Note 3.     CONSULTANTS

            On October 25, 2004, the Partnership entered into a consulting agreement effective November 1, 2004, with Altegris Investments, Inc. (Altegris), whereby Altegris will recommend the selection and termination of the Partnership's trading advisors and the allocation and reallocation of the Partnership's assets. Pursuant to the consulting agreement, Altegris receives a monthly consulting fee equal to .0208% (.25% annually) of the Partnership's month-end Net Asset Value. The consulting fee (included in management fees in the statement of operations) earned by Altegris for the years ended December 31, 2006, 2005 and 2004 were $75,247, $80,079 and $13,651, respectively.

                       PROFUTURES DIVERSIFIED FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                ---------------

Note 3.     CONSULTANTS (CONTINUED)

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

Note 4.     COMMODITY TRADING ADVISORS

            The Partnership has trading advisory contracts with several commodity trading advisors to furnish investment management services to the Partnership. The trading advisors receive management fees ranging from 1% to 2% annually of Allocated Net Asset Value (as defined in each respective trading advisory contract). In addition, the trading advisors receive quarterly incentive fees ranging from 20% to 25% of Trading Profits (as defined). Total management fees earned by the trading advisors amounted to $740,051, $837,640 and $829,419 for the years ended December 31, 2006, 2005 and 2004, respectively. Total incentive fees earned by the trading advisors amounted to $530,112, $849,102 and $1,138,118 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 5.     DEPOSITS WITH BROKER

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

Note 6.     INVESTMENT IN WINTON FUTURES FUND, L.P. (US)

            On November 1, 2006, the Partnership invested in Class B Interests of Winton Futures Fund, L.P. (US) (the "Winton Fund"). This investment is subject to the terms of the Agreement of Limited Partnership of the Winton Fund. The General Partner of the Winton Fund is Altegris Portfolio Management, Inc., an affiliate of Altegris Investments, Inc.

            Summarized information for this investment for the period ended December 31, 2006 is as follows:

                           Net Asset Value
                                 December 31, 2005          $            0
                           Additions                             9,000,000
                           Income                                  398,122
                           Redemptions                             (60,000)
                                                            --------------
                           Net Asset Value
                                 December 31, 2006          $    9,338,122
                                                            ==============

                       PROFUTURES DIVERSIFIED FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                ---------------

Note 6.     INVESTMENT IN WINTON FUTURES FUND, L.P. (US) (CONTINUED)

            Class B Interests of the Winton Fund are charged management fees of 1.75% annually and incentive fees of 20% of trading profits. For 2006, the Partnership's proportionate share of management fees and incentive fees charged by the Winton Fund were approximately $27,000 and $91,000, respectively.

            As of December 31, 2006, the Partnership's investment in the Winton Fund represents 16.34% of the total net asset value of the Winton Fund.

            The Partnership may redeem any or all of its investment in the Winton Fund at the end of any calendar month on 15 days prior written notice.

Note 7.     SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

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

Note 8.     TRADING ACTIVITIES AND RELATED RISKS

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

                       PROFUTURES DIVERSIFIED FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                ---------------

Note 8.     TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

            The Partnership has a portion of its assets on deposit with a financial institution in connection with its trading of forward currency contracts and its cash management activities. Cash deposited with brokers and dealers in securities and other financial institutions in connection with the Partnership's trading of forward currency and other derivative contracts are partially restricted due to deposit or margin requirements. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. Since forward currency contracts are traded in unregulated markets between principals, the Partnership also assumes the risk of loss from counterparty nonperformance.

            The Partnership's investment in Winton Futures Fund, L.P. (US) is subject to the market and credit risks of futures contracts held or sold short by Winton Futures Fund, L.P. (US). The Partnership bears the risk of loss only to the extent of the market value of its respective investment and, in certain specific circumstances, distributions and redemptions received.

            The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The General Partner's basic market risk control procedures consist of continuously monitoring the trading activity of the various commodity trading advisors, with the actual market risk controls being applied by Altegris (Kenmar prior to October 15, 2004), as a consultant, and the advisors themselves. The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership's assets at financial institutions and brokers, which the General Partner believes to be creditworthy. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 9.     INDEMNIFICATIONS

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

                       PROFUTURES DIVERSIFIED FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                ---------------
Note 10.    FINANCIAL HIGHLIGHTS

                  The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2006, 2005 and 2004. This information has been derived from information presented in the financial statements.


                                                         2006            2005            2004
                                                     ------------    ------------    ------------
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year        $   2,994.02    $   2,699.92    $   2,598.48
                                                     ------------    ------------    ------------
Income (loss) from operations:
     Total trading gains (1)                               325.03          504.78          346.95
     Net investment (loss) (1)                            (154.70)        (210.68)        (245.51)
                                                     ------------    ------------    ------------
           Total income from operations                    170.33          294.10          101.44
                                                     ------------    ------------    ------------
Net asset value per unit at end of year              $   3,164.35    $   2,994.02    $   2,699.92
                                                     ============    ============    ============
Total Return                                                 5.69 %         10.89 %          3.90 %
                                                     ============    ============    ============
Supplemental Data
Ratios to average net asset value: (2)
     Expenses prior to incentive fees                        7.63 %          7.60 %          7.19 %
     Incentive fees                                          1.78 %          2.70 %          3.47 %
                                                     ------------    ------------    ------------
           Total expenses                                    9.41 %         10.30 %         10.66 %
                                                     ============    ============    ============
     Net investment (loss) (3)                              (3.29)%         (4.79)%         (5.85)%
                                                     ============    ============    ============

Total returns are calculated based on the change in value of a unit during the year. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.


----------------------

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

(2) Excludes the Partnership's proportionate share of expenses and net investment income (loss) from Winton Futures Fund, L.P. (US).

(3)   Excludes incentive fee