Form 10-Q
period 2007-03-31
PROFUTURES DIVERSIFIED FUND L P
filed 2007-05-15
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               X Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2007
                                 --------------

                         Commission File Number 0-16898
                                     -------

                        PROFUTURES DIVERSIFIED FUND, L.P.
                -------------------------------------------------
                           (Exact name of Partnership)

        Delaware                                      75-2197831
-------------------------               ---------------------------------------
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

                Yes         X                      No
                     --------                         ------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer       Accelerated Filer       Non-Accelerated Filer    X
                       -----                   -----                       -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                Yes                                No      X
                    ---------                         ------

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.

                        PROFUTURES DIVERSIFIED FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                      March 31, 2007 and December 31, 2006
                                  (Unaudited)
                                -----------------


                                                                                       March 31,                 December 31,
                                                                                          2007                        2006
                                                                                          ----                        ----
ASSETS
    Equity in broker trading accounts
        Cash                                                                    $          3,224,853        $         13,325,595
        Net option premiums paid (received)                                                  218,800                    (63,125)
        Unrealized gain on open contracts                                                     90,998                     483,877
                                                                                ---------------------       ---------------------

                Deposits with broker                                                       3,534,651                  13,746,347

    Cash                                                                                       1,056                       3,204
    Cash deposits in forward trading collateral accounts                                           -                   5,412,319
    Net premiums paid on options
      on forward currency contracts                                                                -                       3,294
    Unrealized gain on open forward currency
      contracts and options on forward currency contracts                                          -                     371,164
    Investments in other commodity pools                                                  22,387,837                   9,338,122
                                                                                ---------------------       ---------------------

                Total assets                                                    $         25,923,544        $         28,874,450
                                                                                =====================       =====================

LIABILITIES
    Accounts payable                                                            $             78,948        $             54,006
    Commissions and other trading fees
        on open contracts                                                                      2,897                       5,951
    Incentive fees payable                                                                    65,935                      62,651
    Management fees payable (includes $69,038 and $89,607
        payable to the General Partner at March 31, 2007
        and December 31, 2006, respectively)                                                 135,887                     238,977
    Redemptions payable                                                                      227,317                     338,753
                                                                                ---------------------       ---------------------

                Total liabilities                                                            510,984                     700,338
                                                                                ---------------------       ---------------------

PARTNERS' CAPITAL (Net Asset Value)
    General Partner - 187 units outstanding
        at March 31, 2007 and December 31, 2006                                              555,898                     592,117
    Limited Partners - 8,367 and 8,716 units outstanding
        at March 31, 2007 and December 31, 2006                                           24,856,662                  27,581,995
                                                                                ---------------------       ---------------------

                Total partners' capital
                    (Net Asset Value)                                                     25,412,560                  28,174,112
                                                                                ---------------------       ---------------------

                                                                                $         25,923,544        $         28,874,450
                                                                                =====================       =====================


                                                      See accompanying notes.


                                                 PROFUTURES DIVERSIFIED FUND, L.P.
                                                CONDENSED SCHEDULES OF INVESTMENTS
                                               March 31, 2007 and December 31, 2006
                                                            (Unaudited)
                                                         -----------------

LONG FUTURES CONTRACTS                                             March 31, 2007                    December 31, 2006
----------------------                                     -------------------------------     ------------------------------
            Description                                                           % of Net                         % of Net
            -----------                                                             Asset                            Asset
                                                                        Value       Value                 Value      Value
                                                                        -----       -----                 -----      -----

            Agricultural                                      $         (258)      (0.00)%       $        (480)     (0.00)%

            Currency                                                   42,828       0.17%                    38      0.00%

            Energy                                                      9,460       0.04%              (99,060)     (0.35)%

            Interest rate                                               3,409       0.01%              (50,146)     (0.18)%

            Metal                                                      10,615       0.04%              (18,666)     (0.07)%

            Stock index                                               116,436       0.46%               193,440      0.69%
                                                              ---------------       -----        --------------      -----

            Total long futures contracts                      $       182,490       0.72%        $       25,126      0.09%
                                                              ---------------       -----        --------------      -----

SHORT FUTURES CONTRACTS

            Agricultural                                      $         8,337       0.03%        $          213      0.00%

            Currency                                                   23,633       0.09%                62,245      0.22%

            Energy                                                          -       0.00%                18,760      0.07%

            Interest rate                                              20,968       0.08%               333,242      1.18%

            Metal                                                           -       0.00%                33,416      0.12%

            Stock index                                               (9,043)      (0.03)%                    -      0.00%
                                                              ---------------      -----         --------------      -----

            Total short futures contracts                     $        43,895       0.17%        $      447,876      1.59%
                                                              ---------------      -----         --------------      -----

            Total futures contracts                           $       226,385       0.89%        $      473,002      1.68%
                                                              ===============      =====         ==============      =====

PURCHASED OPTIONS ON FUTURES CONTRACTS


            Agricultural options                              $       185,588       0.73%        $            -      0.00%
                                                              ---------------       -----        --------------      -----

            Total purchased options on futures contracts
                (premiums paid - $334,250 and $0,
                respectively)                                 $       185,588       0.73%        $            -      0.00%
                                                              ===============       =====        ==============      =====

WRITTEN OPTIONS ON FUTURES CONTRACTS

            Agricultural options                              $      (25,375)      (0.10)%       $            -      0.00%

            Stock index options                                      (76,800)      (0.30)%             (52,250)    (0.19)%
                                                              ---------------      -----         --------------      -----

            Total written options on futures contracts
                (premiums received - $115,450 and $63,125,
                 respectively)                                $     (102,175)     (0.40)%        $     (52,250)    (0.19)%
                                                              ===============     =======        ==============    =======

FORWARD CURRENCY CONTRACTS

            Long forward currency contracts                   $             -       0.00%        $    (255,674)    (0.91)%

            Short forward currency contracts                                -       0.00%               625,493      2.22%
                                                              ---------------      -----         --------------      -----

            Total forward currency contracts                  $             -       0.00%        $      369,819      1.31%
                                                              ===============      =====         ==============      =====


                                                 See accompanying notes.





                                                 PROFUTURES DIVERSIFIED FUND, L.P.
                                          CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
                                               March 31, 2007 and December 31, 2006
                                                            (Unaudited)


PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS                     March 31, 2007                  December 31, 2006
-----------------------------------------------               -----------------------------      -------------------------
                                                                                  % of Net                         % of Net
                                                                                    Asset                            Asset
   Description                                                          Value       Value                 Value      Value
   -----------                                                          -----       -----                 -----      -----

   Purchased options on forward currency contracts
       (premiums paid - $0 and $7,747, respectively)          $             -       0.00%        $        8,911      0.03%
                                                              ===============       =====        ==============      =====

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

   Written options on forward currency contracts
       (premiums received - $0 and $4,453, respectively)      $             -       0.00%        $      (4,272)     (0.02)%
                                                              ===============       =====        ==============    =======

INVESTMENTS IN OTHER COMMODITY POOLS

   ProFutures Strategic Allocation Trust (1)
     Investment Objective
       To achieve capital appreciation by trading U.S. and
       Non U.S. futures and forward currency contracts
     Redemption Provisions
       Monthly, with 10 days notice                           $     6,810,378      26.80%        $            -      0.00%

   SHK Diversified LLC
     Investment Objective
       To achieve capital appreciation by trading U.S. and
       Non U.S. futures and forward currency contracts
     Redemption Provisions
       Monthly, with 14 days notice                                 3,430,054      13.50%                     -      0.00%

   Valhalla Synergy Fund LLC
     Investment Objective
       To achieve capital appreciation by trading U.S. and
       Non U.S. futures and forward currency contracts
     Redemption Provisions
       Monthly, with 30 days notice                                 4,561,500      17.95%                     -      0.00%

   Winton Futures Fund, L.P. (US) - Class B Interests (2)
     Investment Objective
       To achieve capital appreciation by trading
       U.S. and Non U.S. futures contracts
     Redemption Provisions
       Monthly, with 15 days notice                                 7,585,905      29.85%             9,338,122     33.14%
                                                              ---------------      ------        --------------     ------

   Total investments in other commodity pools                 $    22,387,837      88.10%        $    9,338,122     33.14%
                                                              ===============      ======        ==============     ======

(1) The Managing Owner of ProFutures Strategic Allocation Trust is ProFutures, Inc., the Partnership's General Partner.

(2) The General Partner of Winton Futures Fund, L.P. (US) is Altegris Portfolio Management, Inc., an affiliate of Altegris
    Investments, Inc.

                                                      See accompanying notes.



                                                 PROFUTURES DIVERSIFIED FUND, L.P.
                                                     STATEMENTS OF OPERATIONS
                                               March 31, 2007 and December 31, 2006
                                                            (Unaudited)
                                                         -----------------

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                 2007                     2006
                                                                                 ----                     ----
TRADING AND INVESTING GAINS (LOSSES)
    Gain (loss) from futures and options on futures trading
        Realized                                                         $              53,745     $          184,086
        Change in unrealized                                                         (392,879)              1,701,112
        Brokerage commissions                                                         (73,376)              (202,046)
                                                                         ----------------------    -------------------

                Gain (loss) from futures and options on futures trading              (412,510)              1,683,152
                                                                         ----------------------    -------------------

    Gain (loss) from trading of forward currency contracts
       and options on forward currency contracts
         Realized                                                                      467,487              (509,565)
         Change in unrealized                                                        (371,164)                442,931
                                                                         ----------------------    -------------------

                Gain (loss) from forward currency contracts
                   and options on forward currency contracts                            96,323               (66,634)
                                                                         ----------------------    -------------------

    (Loss) from other commodity pools                                                (954,150)                      -
                                                                         ----------------------    -------------------

                Total trading and investing gains (losses)                         (1,270,337)              1,616,518
                                                                         ----------------------    -------------------

NET INVESTMENT INCOME (LOSS)
    Income
        Interest income                                                                101,797                324,185
                                                                         --- ------------------    -- ----------------

    Expenses
        Incentive fees                                                                  65,935                243,995
        Management fees (includes $257,242 and
            $295,803 charged by the General Partner
            for the three months ended  March 31, 2007
            and 2006, respectively)
                                                                                       335,880                512,912

        General Partner management fees waived                                        (19,124)                      -

        Operating expenses                                                             108,941                 96,993
                                                                         ----------------------    -------------------

                Total expenses                                                         491,632                853,900
                                                                         ----------------------    -------------------

                Net investment (loss)                                                (389,835)              (529,715)
                                                                         ----------------------    -------------------

                NET INCOME (LOSS)                                        $         (1,660,172)     $        1,086,803
                                                                         ======================    ===================

NET INCOME (LOSS) PER GENERAL
    AND LIMITED PARTNER UNIT
        (based on weighted average number of
        units outstanding during the period of
        8,759 and 10,257, respectively)                                  $            (189.53)     $           105.96
                                                                         ======================    ===================

INCREASE (DECREASE) IN NET ASSET VALUE
    PER GENERAL AND LIMITED
    PARTNER UNIT                                                         $            (193.56)     $           106.39
                                                                         ======================    ===================


                                                      See accompanying notes




                                                 PROFUTURES DIVERSIFIED FUND, L.P.
                                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                                        For the Three Months Ended March 31, 2007 and 2006
                                                            (Unaudited)
                                                         -----------------

                                        Total                                          Partners' Capital
                                       Number of            -------------------------------------------------------------------
                                        Units                     General                Limited                   Total
                                   -------------------      ------------------    --------------------     --------------------

Balances at
    December 31, 2006                           8,903       $         592,117     $        27,581,995      $        28,174,112

Net (loss) for the three months
    ended March 31, 2007                                             (36,219)             (1,623,953)              (1,660,172)

Redemptions                                     (349)                       -             (1,101,380)              (1,101,380)
                                   -- ----------------      -- ---------------    --- ----------------     -- -----------------

Balances at
    March 31, 2007                              8,554       $         555,898              24,856,662               25,412,560
                                   == ================      == ===============    === ================     == =================

Balances at
    December 31, 2005                          10,334       $         560,244     $        30,380,394      $        30,940,638

Net income for the three months
    ended March 31, 2006                                               19,908               1,066,895                1,086,803

Redemptions                                     (272)                       -               (829,828)                (829,828)
                                   -- ----------------      -- ---------------    --- ----------------     -- -----------------

Balances at
    March 31, 2006                             10,062       $         580,152     $        30,617,461      $        31,197,613
                                   == ================      == ===============    === ================     == =================



                                                                    Net Asset Value Per Unit
                                   --------------------------------------------------------------------------------------------

                                      March 31,               December 31,            March 31,               December 31,
                                          2007                    2006                   2006                     2005
                                   -------------------      ------------------    --------------------     --------------------

                                   $     2,970.79           $     3,164.35        $      3,100.41          $      2,994.02
                                   == ================      == ===============    === ================     == =================



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

                       PROFUTURES DIVERSIFIED FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                 --------------

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Futures and Forward Currency Contracts

            Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reflected in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions on futures contracts include other trading fees and are charged to expense when contracts are opened.

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

            In January 2007, the Partnership adopted the Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109"
            (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. FIN 48 requires companies to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. We did not recognize any adjustments to our financial statements as a result of our implementation of FIN 48.

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

                       PROFUTURES DIVERSIFIED FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                 --------------

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Investments in Other Commodity Pools

            The Partnership's investments in other commodity pools are reported in the statement of financial condition at fair value. Fair value ordinarily is the value determined by each commodity pool in accordance with such commodity pool's valuation policies and as reported by their management at the time of the Partnership's valuation. Generally, the fair value of the Partnership's investment in a commodity pool represents the amount that the Partnership could reasonably expect to receive from such commodity pool if the Partnership's investment was redeemed at the time of valuation, based on information reasonably available at the time the valuation is made and that the Partnership believes to be reliable.

      Statements of Cash Flows

            The Partnership has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102
            - "Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

      Recently Issued Accounting Pronouncement

            In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. While FAS 157 does not require any new fair value measurements, for some entities, the application of FAS 157 may change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The implementation of FAS 157 is not expected to have a material impact on the Fund's financial statements.

      Interim Financial Statements

            The unaudited condensed financial statements of ProFutures Diversified Fund, L.P., as of March 31, 2007 and for the three months ended March 31, 2007 and March 31, 2006, have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in the opinion of management; necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. The notes to the unaudited condensed financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our 2006 Annual Report on Form 10-K filed with the SEC on April 2, 2007.

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

      Total management fees earned by ProFutures, Inc. for the three months ended March 31, 2007 and 2006 were $257,242 and $295,803 respectively. Management fees payable to ProFutures, Inc. as of March 31, 2007 and December 31, 2006 were $69,038 and $89,607, respectively. During the three months ended March 31, 2007, the General Partner waived $19,124 of their monthly management fee related to the value of the Partnership's net assets invested in ProFutures Strategic Allocation Trust, an affiliated fund also managed by ProFutures, Inc. The General Partner considers this waiver of management fees necessary given ProFutures, Inc. receives a 2% per annum administration fee from ProFutures Strategic Allocation Trust.

Note 3. CONSULTANT

      The Partnership has entered into a consulting agreement with Altegris Investments, Inc. (Altegris), whereby Altegris will recommend the selection and termination of the Partnership's trading advisors and the allocation and reallocation of the Partnership's assets. Pursuant to the consulting agreement, Altegris receives a monthly consulting fee equal to .0208% (.25% annually) of the Partnership's month-end Net Asset Value. The consulting fee (included in management fees in the statement of operations) earned by Altegris for the three months ended March 31, 2007 and 2006 were $17,149 and $19,720, respectively.

                       PROFUTURES DIVERSIFIED FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                 --------------

Note 4. COMMODITY TRADING ADVISORS

      The Partnership has trading advisory contracts with several commodity trading advisors to furnish investment management services to the Partnership. The trading advisors receive management fees ranging from 1% to 2% annually of Allocated Net Asset Value (as defined in each respective trading advisory contract). In addition, the trading advisors receive quarterly incentive fees of 20% of Trading Profits (as defined). Total management fees earned by the trading advisors amounted to $61,489 and $197,389 for the three months ended March 31, 2007 and 2006, respectively. Total incentive fees earned by the trading advisors amounted to $65,935 and $243,995 for the three months ended March 31, 2007 and 2006, respectively.

Note 5. DEPOSITS WITH BROKER

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

Note 6. INVESTMENTS IN OTHER COMMODITY POOLS

      In November 2006, the Partnership began investing in other commodity pools. These investments are subject to the terms of the respective limited partnership agreements and offering memoranda of such other commodity pools.

      Summarized information for these investments is as follows:



                         ProFutures Strategic  SHK                Valhalla Synergy   Winton Futures
                         Allocation Trust      Diversified LLC    Fund LLC           Fund, L.P. (US)    Totals
                         --------------------  -----------------  -----------------  -----------------  ---------------

Net Asset Value
  December 31, 2006       $                 -  $               -  $               -  $       9,338,122  $     9,338,122

Additions                           7,364,000          3,500,000          4,439,865            500,000       15,803,865

Income (loss)                       (553,622)           (69,946)            121,635          (452,217)        (954,150)

Redemptions                                 -                  -                  -        (1,800,000)      (1,800,000)
                          -------------------  -----------------  -----------------  -----------------  ---------------
Net Asset Value           $         6,810,378  $       3,430,054  $       4,561,500  $       7,585,905  $    22,387,837
   March 31, 2007         ===================  ================   ================   =================  ===============

                       PROFUTURES DIVERSIFIED FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                 --------------

Note 6. INVESTMENTS IN OTHER COMMODITY POOLS (Continued)

      ProFutures Strategic Allocation Trust

      The Partnership's investment in ProFutures Strategic Allocation Trust (the "Trust") is subject to an administration fee, charged by ProFutures, Inc., of 2.00% per annum, a monthly management fee, charged by the commodity trading advisor, of 2.00% per annum, and quarterly incentive fee, charged by the commodity trading advisor of 20% of trading profits. For the three months ended March 31, 2007, the Partnership's proportionate share of administration fees, management fees and incentive fees charged by the Trust were approximately $19,100, $19,100 and $0, respectively.

      SHK Diversified LLC

      Investors in SHK Diversified LLC are charged management fees of 6.00% per annum and a profit share of 25% of trading profits. For the three months ended March 31, 2007, the Partnership's proportionate share of management fees and profit share charged by SHK Diversified LLC were approximately $34,500 and $0, respectively.

      Valhalla Synergy Fund LLC

      Valhalla Synergy Fund LLC invests substantially all of its assets through a "master-feeder" structure into Valhalla Synergy Master Fund Ltd. (the "Master Fund"), a Cayman Islands exempted company. Valhalla Synergy Fund LLC pays to the manager of the Master Fund a management fee of 2.00% per annum and an annual profit participation allocation of 20% of trading profits. For the three months ended March 31, 2007, the Partnership's proportionate share of management fees and profit participation allocation charged by the Master Fund were approximately $14,900 and $30,400, respectively.

      Winton Futures Fund, L.P. (US) - Class B Interests

      Class B Interests of the Winton Futures Fund, L.P. (US) are charged management fees of 1.75% annually and incentive fees of 20% of trading profits. For the three months ended March 31, 2007, the Partnership's proportionate share of management fees and incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $36,700 and $15,000, respectively.

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

                       PROFUTURES DIVERSIFIED FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                 --------------

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

      The Partnership's investments in other commodity pools are subject to the market and credit risks of futures contracts, forward currency contracts and other derivative contracts held or sold short by these commodity pools. The Partnership bears the risk of loss only to the extent of the market value of its respective investment and, in certain specific circumstances, distributions and redemptions received.

                       PROFUTURES DIVERSIFIED FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                 --------------

Note 8. TRADING ACTIVITIES AND RELATED RISKS (Continued)

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

                       PROFUTURES DIVERSIFIED FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                 --------------

Note 10. FINANCIAL HIGHLIGHTS

      The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2007 and 2006. This information has been derived from information presented in the financial statements.



                                                                          2007            2006
                                                                       (Unaudited)     (Unaudited)
                                                                       -----------     -----------
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period                            $3,164.35       $2.994.02
                                                                      --------------  --------------
Income (loss) from operations:
      Total trading and investing gains (losses) (1)                        (149.06)          158.04
      Net investment (loss)  (1)                                             (44.50)         (51.65)
                                                                      --------------  --------------
              Total income (loss) from operations                           (193.56)          106.39
                                                                      --------------  --------------
Net asset value per unit at end of period                                  $2,970.79       $3,100.41
                                                                      ==============  ==============
Total Return                                                                 (6.12)%           3.55%
                                                                      ==============  ==============
Supplemental Data
Ratios to average net asset value: (2)
      Expenses prior to incentive fees (3)                                     6.11%           7.86%
      Incentive fees (4)                                                       0.24%           0.79%
                                                                      --------------  --------------

              Total expenses                                                   6.35%(5)        8.65%(5)
                                                                      ==============  ==============
      Net investment (loss) (3),(6)                                          (4.65)%(5)      (3.68)%(5)
                                                                      ==============  ==============

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

      (2) Excludes the Partnership's proportionate share of expenses and net investment income (loss) from investments in other commodity pools.

      (3)   Annualized.

      (4)   Not annualized.

      (5) Ratios are after the waiver of management fees by the General Partner, equal to 0.27% of average net asset value.

      (6)   Excludes incentive fees.

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

      The Partnership's offering of Units of Limited Partnership Interest terminated in 1995.

      C. RESULTS OF OPERATIONS: The Partnership's net income(loss) for the three months ended March 31, 2007 and 2006 is as follows:

                                          2007                      2006
                                          ----                      ----

Three months ended March 31          $(1,660,172)                 $1,086,803

      As of March 31, 2007, 8,554 Units are outstanding, including 187 General Partner Units, with an aggregate Net Asset Value of $25,412,560 ($2,970.79 per Unit). This represents a decrease in Net Asset Value of $2,761,552 compared with December 31, 2006. The decrease was caused by trading losses and partner redemptions.

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

      First Quarter 2007

      The first quarter saw volatility in equities and currencies. The Partnership had large losses primarily in currencies, caused by a large spike in the Yen against the Dollar and several world currencies in the last couple days of February, which then carried over into March. The Partnership also saw losses in certain agricultural commodities, energy and interest rates; gains were generally in stock indices and base metals.

      The Partnership had a gain of 3.27% in January. The Partnership had gains in stock indices, with smaller gains in energy and metals; losses were in foreign currencies, interest rates and certain agricultural commodities.

      The Partnership had a loss of 4.81% in February. The Partnership had large losses in currencies, with additional losses in energy and interest rates; gains were generally in stock indexes and certain agricultural commodities.

      The Partnership had a loss of 4.50% in March. The Partnership had large losses in grains and currencies, with smaller loses in interest rates, stock indices and energy; gains were limited to base metals and certain agricultural commodities.

      The Partnership ended the quarter with a loss of 6.12%.

      First Quarter 2006

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

      The Partnership ended the quarter with a gain of 3.55%.

      Market and Credit Risk

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

      At March 31, 2007, the Partnership has allocated notional funds to its trading advisors equal to approximately 28% of the Partnership's net assets, as compared to 24% at December 31, 2006. The relationship of the total Value at Risk as a percentage of total capitalization was 10% at December 31, 2006 and 6% at March 31, 2007. The Partnership is subject to indirect exposure to investments in other commodity pools.

      There have been no material changes in market risk exposure from those disclosed in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

PART  II - OTHER INFORMATION

Item  1. Legal Proceedings.

      None.

Item  1A. Risk Factors.

      There have been no material changes in risk factors from those disclosed in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

      The following table summarizes the redemptions by partners during the three months ended March 31, 2007:

      MONTH             UNITS REDEEMED                     NAV PER UNIT
      -----             --------------                     ------------

      January 31, 2007       159.5041                         3267.77

      February 28, 2007      113.4299                         3110.65

      March 31, 2007          76.5174                         2970.79

      TOTAL                  349.4514

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

                              PROFUTURES DIVERSIFIED FUND, L.P.
                              (Registrant)

May 15, 2007                By /s/ GARY D. HALBERT
-------------------------     ------------------------------------------------
Date                              Gary D. Halbert, President and Director
                                  ProFutures, Inc.
                                  General Partner


May 15, 2007                By /s/ DEBI B. HALBERT
-------------------------     -----------------------------------------------
Date                              Debi B. Halbert, Chief Financial Officer,
                                  Treasurer and Director
                                  ProFutures, Inc.
                                  General Partner