Form 10-Q
period 2007-06-30
PROFUTURES DIVERSIFIED FUND L P
filed 2007-08-14
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X  Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter Ended June 30, 2007
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

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
June 30, 2007 (Unaudited) and December 31, 2006 (Audited)
_________________
	June 30, 2007	December 31, 2006
ASSETS
Equity in broker trading accounts
Cash	$2,941,395	$13,325,595
Net option premiums paid (received)	147,131	(63,125)
Unrealized gain (loss) on open contracts	(6,764)	483,877

Deposits with broker	3,081,762	13,746,347

Cash	2,833	3,204
Cash deposits in forward trading collateral accounts	0	5,412,319
Net premiums paid on options on forward currency contracts	0	3,294
Unrealized gain on open forward currency contracts and options on forward currency contracts	0	371,164
Investments in other commodity pools	23,461,245	9,338,122
Redemptions receivable from commodity pools	287,000	0

Total assets	$26,832,840	$28,874,450
LIABILITIES
Accounts payable	$54,006	$54,006
Commissions and other trading fees on open contracts	2,221	5,951
Incentive fees payable	2,960	62,651
Management fees payable (includes $71,561 and $89,607 payable to the General Partner at June 30, 2007 and December 31, 2006, respectively)	114,235	238,977
Redemptions payable	61,144	338,753

Total liabilities	234,566	700,338

PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 187 units outstanding at both June 30, 2007 and December 31, 2006	594,310	592,117
Limited Partners – 8,188 and 8,716 units outstanding at June 30, 2007 and December 31, 2006, respectively	26,003,964	27,581,995
Total partners’ capital (Net Asset Value)	26,598,274	28,174,112

	$26,832,840	$28,874,450

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2007 (Unaudited) and December 31, 2006 (Audited)
_________________
	June 30, 2007		December 31, 2006
LONG FUTURES CONTRACTS
Description	Value	% of Net Asset Value	Value	% of Net Asset Value

Agricultural	$(21,010)	(0.08)%	$(480)	(0.00)%
Currency	71,543	0.27%	38	0.00%
Energy	10,856	0.04%	(99,060)	(0.35)%
Interest rate	562	0.00%	(50,146)	(0.18)%
Metal	4,315	0.02%	(18,666)	(0.07)%
Stock index	(26,631)	(0.10)%	193,440	0.69%

Total long futures contracts	$39,635	0.15%	$25,126	0.09%

SHORT FUTURES CONTRACTS

Agricultural	$(5,659)	(0.02)%	$213	0.00%
Currency	(150)	(0.00)%	62,245	0.22%
Energy	0	0.00%	18,760	0.07%
Interest rate	52,970	0.20%	333,242	1.18%
Metal	(610)	0.00%	33,416	0.12%
Stock index	(1,600)	(0.01)%	0	0.00%

Total short futures contracts	$44,951	0.17%	$447,876	1.59%

Total futures contracts	$84,586	0.32%	$473,002	1.68%

PURCHASED OPTIONS ON FUTURES CONTRACTS

Agricultural options	$59,456	0.22%	$0	0.00%

Total purchased options on futures contracts (premiums paid - $150,631 and $0, respectively)	$59,456	0.22%	$0	0.00%

WRITTEN OPTIONS ON FUTURES CONTRACTS

Agricultural options	$(3,675)	(0.01)%	$0	0.00%
Stock index options	0	0.00%	(52,250)	(0.19)%

Total written options on futures contracts (premiums received - $3,500 and $63,125, respectively)	$(3,675)	(0.01)%	$(52,250)	(0.19)%

FORWARD CURRENCY CONTRACTS

Long forward currency contracts	$0	0.00%	$(255,674)	(0.91)%
Short forward currency contracts	0	0.00%	625,493	2.22%

Total forward currency contracts	$0	0.00%	$369,819	1.31%

See accompanying notes.

PROFUTURESDIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
June 30, 2007 (Unaudited) and December 31, 2006 (Audited)

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS	June 30, 2007		December 31, 2006
Description	Value	% of Net Asset Value	Value	% of Net Asset Value

Purchased options on forward currency contracts (premiums paid - $0 and $7,747, respectively)	$0	0.00%	$8,911	0.03%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Written options on forward currency contracts (premiums received - $0 and $4,453, respectively)	$0	0.00%	$(4,272)	(0.02)%

INVESTMENTS IN OTHER COMMODITY POOLS

ProFutures Strategic Allocation Trust (1)
Investment Objective
To achieve capital appreciation by trading U.S. and
Non U.S. futures and forward currency contracts
Redemption Provisions
Monthly, with 10 days notice	$7,216,466	27.13%	$0	0.00%

SHK Diversified LLC
Investment Objective
To achieve capital appreciation by trading U.S. and
Non U.S. futures and forward currency contracts
Redemption Provisions
Monthly, with 14 days notice	3,532,907	13.28%	0	0.00%

Valhalla Synergy Fund LLC
Investment Objective
To achieve capital appreciation by trading U.S. and
Non U.S. futures and forward currency contracts
Redemption Provisions
Quarterly, with 30 days notice	4,458,871	16.76%	0	0.00%

Winton Futures Fund, L.P. (US) - Class B Interests (2)
Investment Objective
To achieve capital appreciation by trading
U.S. and Non U.S. futures contracts
Redemption Provisions
Monthly, with 15 days notice	8,253,001	31.03%	9,338,122	33.14%

Total investments in other commodity pools	$23,461,245	88.20%	$9,338,122	33.14%

(1)	The Managing Owner of ProFutures Strategic Allocation Trust is ProFutures, Inc., the Partnership's General Partner.
(2)	The General Partner of Winton Futures Fund, L.P. (US) is Altegris Portfolio Management, Inc., an affiliate of Altegris Investments, Inc.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2007 and 2006 (Unaudited)
_________________

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
TRADING GAINS (LOSSES)
Gain (loss) from futures and options on futures trading
Realized	$437,066	$2,167,036	$490,811	$2,351,122
Change in unrealized	(97,762)	(1,085,725)	(490,641)	615,387
Brokerage commissions	(108,387)	(204,099)	(181,763)	(406,145)

Gain (loss) from futures and options on futures trading	230,917	877,212	(181,593)	2,560,364

Gain (loss) from trading of forward currency contracts and options on forward currency contracts
Realized	0	(658,610)	467,487	(1,168,175)
Change in unrealized	0	(228,370)	(371,164)	214,561

Gain (loss) from forward currency contracts and options on forward currency contracts	0	(886,980)	96,323	(953,614)
Gain from other commodity pools	1,830,408	0	876,258	0
Total trading and investing gains (losses)	2,061,325	(9,768)	790,988	1,606,750

NET INVESTMENT (LOSS)
Income
Interest income	40,226	362,943	142,023	687,128

Expenses
Incentive fees	2,959	146,042	68,894	390,037
Management fees (includes $249,546, $295,393, $506,788 and $591,196 charged by the General Partner for the three and six months ended June 30, 2007 and 2006, respectively)	293,618	517,760	629,498	1,030,672
Operating expenses	92,260	79,811	201,201	176,804

Total expenses	388,837	743,613	899,593	1,597,513
General Partner management fees waived	(35,450)	0	(54,574)	0
Net expenses	353,387	743,613	845,019	1,597,513

Net investment (loss)	(313,161)	(380,670)	(702,996)	(910,385)

NET INCOME (LOSS)	$1,748,164	$(390,438)	$87,992	$696,365

NET INCOME (LOSS) PER GENERAL
AND LIMITED PARTNER UNIT
(based on weighted average number of units
outstanding during the period of 8,483,
9,980, 8,621 and 10,118, respectively)	$206.08	$(39.12)	$10.21	$68.82

INCREASE (DECREASE) IN NET
ASSET VALUE PER GENERAL
AND LIMITED PARTNER UNIT	$205.28	$(40.54)	$11.72	$65.85

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2007 and 2006 (Unaudited)
_________________

	Total
	Number of	Partners' Capital
	Units	General	Limited	Total
Balances at December 31, 2006	8,903	$592,117	$27,581,995	$28,174,112

Net income for the six months ended June 30, 2007		2,193	85,799	87,992

Redemptions	(528)	0	(1,663,830)	(1,663,830)

Balances at June 30, 2007	8,375	$594,310	$26,003,964	$26,598,274

Balances at December 31, 2005	10,334	$560,244	$30,380,394	$30,940,638

Net income for the six months ended June 30, 2006		12,322	684,043	696,365

Redemptions	(661)	0	(2,040,414)	(2,040,414)

Balances at June 30, 2006	9,673	$572,566	$29,024,023	$29,596,589

	Net Asset Value Per Unit

	June 30,	December 31,	June 30,	December 31,
	2007	2006	2006	2005

	$3,176.07	$3,164.35	$3,059.87	$2,994.02

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2007 and 2006 (Unaudited)
_________________

	June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$87,992	$696,365

Adjustment to reconcile net income to
net cash provided by operating activities
(Gain) from investments in other commodity pools	(876,258)	0

Change in operating assets and liabilities
Decrease in deposits with broker	10,664,585	690,901
Additions to other commodity pools	(15,803,865)	0
Redemptions from other commodity pools	2,270,000	0
Decrease in cash deposits in forward trading collateral accounts	5,412,319	931,180
Decrease in net premiums paid (received) on options
on forward currency contracts	3,294	3,091
(Increase) decrease in unrealized gain (loss) on open forward currency
contracts and options on forward currency contracts	371,164	(214,561)
Increase in accounts payable	0	179
(Decrease) in commissions and other trading fees on open contracts	(3,730)	(25,479)
(Decrease) in incentive fees payable	(59,691)	(150,879)
Increase (decrease) in management fees payable	(124,742)	13,703

Net Cash Provided By Operating Activities	1,941,068	1,944,500

FINANCING ACTIVITIES
Capital redemptions paid	(1,941,439)	(1,944,894)

Net Cash (Used In) Financing Activities	(1,941,439)	(1,944,894)

Net Cash (Decrease) for the Period	(371)	(394)

Cash at Beginning of the Period	3,204	2,648

Cash at End of the Period	$2,833	$2,254

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
______________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Description of the Partnership

ProFutures Diversified Fund, L.P. (the “Partnership”) is a Delaware limited partnership, which operates as a commodity investment pool.  The Partnership engages in the speculative trading of futures contracts, options on futures contracts, physical commodities, interbank forward currency contracts and options on interbank forward currency contracts.  The Partnership also invests in other commodity pools.  The Partnership closed to investors in 1995 and will terminate at the end of December 2012, at which time the remaining assets will be distributed.

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

Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles, which require the use of certain estimates made by the Partnership’s management.

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per Unit is calculated by dividing Net Asset Value by the total number of units outstanding.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from the estimates and assumptions utilized.

Futures and Forward Currency Contracts

Transactions are accounted for on the trade date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reflected in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.”  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  Brokerage commissions on futures contracts include other trading fees and are charged to expense when contracts are opened.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

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

Income Taxes

The Partnership prepares calendar year federal and applicable state information tax returns and reports to the partners their allocable shares of the Partnership’s income, expenses and trading gains or losses.

Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

Investments in Other Commodity Pools

The Partnership’s investments in other commodity pools are reported in the statement of financial condition at fair value.  Fair value ordinarily is the value determined by each commodity pool in accordance with such commodity pool’s valuation policies and as reported by their management at the time of the Partnership’s valuation.  Generally, the fair value of the Partnership’s investment in a commodity pool represents the amount that the Partnership could reasonably expect to receive from such commodity pool if the Partnership’s investment was redeemed at the time of valuation, based on information reasonably available at the time the valuation is made and that the Partnership believes to be reliable.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Recently Issued Accounting Pronouncement

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157).  FAS 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  While FAS 157 does not require any new fair value measurements, for some entities, the application of FAS 157 may change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The implementation of FAS 157 is not expected to have a material impact on the Partnership’s financial statements.

On January 1, 2007, the Partnership adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.  FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  The adoption of FIN 48 did not have a material effect on the Partnership’s financial statements.

Interim Financial Statements

The unaudited condensed financial statements of ProFutures Diversified Fund, L.P., as of June 30, 2007 and for the six and three month periods ended June 30, 2007 and June 30, 2006, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed financial statements should be read in conjunction with the notes to the financial statements contained in our 2006 Annual Report on Form 10-K filed with the SEC on April 2, 2007.

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

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 2.	GENERAL PARTNER (Continued)

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

ProFutures, Inc. has a callable stock subscription agreement with Man Financial Inc. (MFI), the Partnership’s broker, whereby MFI has subscribed to purchase (up to $7,000,000, subject to conditions set forth in the stock subscription agreement dated October 22, 2004) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner’s net worth requirements.

The Partnership pays the General Partner a monthly management fee of 1/4 of 1% (3% annually) of month-end Net Asset Value.  The General Partner receives an additional monthly management fee of .0625% (.75% annually) of the Partnership’s month-end Net Asset Value for consulting services rendered to the Partnership.

Total management fees earned by the General Partner for the six months ended June 30, 2007 and 2006 were $506,788 and $591,196 respectively.  Such management fees earned for the three months ended June 30, 2007 and 2006 were $249,546 and $295,393, respectively.  Management fees payable to the General Partner as of June 30, 2007 and December 31, 2006 were $71,561 and $89,607, respectively.  During the six and three months ended June 30, 2007, the General Partner waived $54,574 and $35,450, respectively, of their monthly management fee related to the value of the Partnership's net assets invested in ProFutures Strategic Allocation Trust, an affiliated fund also managed by the General Partner.  There was no waiver of monthly management fees during 2006.  The General Partner considers this waiver of management fees necessary given the General Partner receives a 2% per annum administration fee from ProFutures Strategic Allocation Trust.

Note 3.	CONSULTANT

The Partnership has a consulting agreement with Altegris Investments, Inc. (Altegris), whereby Altegris recommends the selection and termination of the Partnership’s trading advisors and the allocation and reallocation of the Partnership’s assets.  Pursuant to the consulting agreement, Altegris receives a monthly consulting fee equal to .0208% (.25% annually) of the Partnership’s month-end Net Asset Value.  Effective April 1, 2007, certain net assets of the Partnership invested with Altegris affiliated managers are excluded from the month-end Net Asset Value when computing the consulting fees due to Altegris.   The consulting fee (included in management fees in the statement of operations) earned by Altegris totaled $19,232 and $39,413 for the six months ended June 30, 2007 and 2006, respectively, and $2,082 and $19,693 and for the three months ended June 30, 2007 and 2006, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 4.	COMMODITY TRADING ADVISORS

The Partnership has trading advisory contracts with several commodity trading advisors to furnish investment management services to the Partnership.  The trading advisors receive management fees ranging from 1% to 2% annually of Allocated Net Asset Value (as defined in each respective trading advisory contract).  In addition, the trading advisors receive quarterly incentive fees of 20% of Trading Profits (as defined).  Total management fees earned by the trading advisors amounted to $103,478 and $400,063 for the six months ended June 30, 2007 and 2006, respectively.  Such management fees earned by the trading advisors for the three months ended June 30, 2007 and 2006 were $41,990 and $202,674, respectively.  Total incentive fees earned by the trading advisors amounted to $68,894 and $390,037 for the six months ended June 30, 2007 and 2006, respectively.  Such incentive fees earned by the trading advisors for the three months ended June 30, 2007 and 2006 were $2,959 and $146,042, respectively.

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

Beginning in November 2006, the Partnership invests in other commodity pools.  These investments are subject to the terms of the respective limited partnership agreements and offering memoranda of such other commodity pools.

Summarized information for these investments is as follows:
	ProFutures		Valhalla	Winton
	Strategic	SHK	Synergy	Futures Fund,
Allocation Trust		Diversified LLC	Fund LLC	L.P. (US)	Totals

Net Asset Value
December 31, 2006	$0	$0	$0	$9,338,122	$9,338,122

Additions	7,364,000	3,500,000	4,439,865	500,000	15,803,865

Income (loss)	309,466	32,907	19,006	514,879	876,258

Redemptions	(457,000)	0	0	(2,100,000)	(2,557,000)

Net Asset Value
June 30, 2007	$7,216,466	$3,532,907	$4,458,871	$8,253,001	$23,461,245

Income (loss)
Quarter 1, 2007	$(553,622)	$(69,946)	$121,635	$(452,217)	$(954,150)

Quarter 2, 2007	863,088	102,853	(102,629)	967,096	1,830,408

Income (loss) for the six months ended	$309,466	$32,907	$19,006	$514,879	$876,258

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (Continued)

ProFutures Strategic Allocation Trust

The Partnership’s investment in ProFutures Strategic Allocation Trust (the “Trust”) is subject to an administration fee, charged by ProFutures, Inc., of 2.00% per annum, a monthly management fee, charged by the commodity trading advisor, of 2.00% per annum, and quarterly incentive fee, charged by the commodity trading advisor of 20% of trading profits.  For the six months ended June 30, 2007, the Partnership’s proportionate share of administration fees, management fees and incentive fees charged by the Trust were approximately $55,600, $55,500 and $32,200, respectively. For the three months ended June 30, 2007, the Partnership’s proportionate share of administration fees, management fees and incentive fees charged by the Trust were approximately $36,400, $36,300 and $32,200, respectively.

Condensed financial information as of June 30, 2007 and for the three and six month periods ended is as follows:

Statement of Financial Condition	June 30, 2007
Assets
Equity in broker trading accounts
Cash	$11,211,492
Unrealized gain on open contracts	310,767
Deposits with broker	11,522,259
Cash and cash equivalents	5,117,159
Net premiums paid on options on
forward currency contracts	10,919
Unrealized gain on open forward and
options on forward currency contracts	474,655
Other assets	(2,612)
Total assets	$17,122,380

Liabilities
Accounts payable	$17,486
Commissions payable	4,906
Management fee payable	83,267
Incentive fee payable	73,475
Other payables	28,408
Redemptions payable	343,899
Total liabilities	551,441

Total Capital (Net Asset Value)	16,570,939

$17,122,380

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (Continued)

ProFutures Strategic Allocation Trust (Continued)

Statement of Operations	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Trading gains (losses)
Realized	$1,512,929	$687,386
Change in unrealized	571,466	156,840
Brokerage commissions	(27,277)	(49,836)
Total trading gains	2,057,118	794,390

Net investment income (loss)
Interest income	173,334	330,335
Expenses
Incentive fees	73,475	73,475
Management and other fees	166,674	302,615
Operating expenses	17,125	44,679
Total expenses	257,274	420,769
Net investment (loss)	(83,940)	(90,434)
Net income	$1,973,148	$703,956

The accounting principles utilized by ProFutures Strategic Allocation Trust are consistent in all material respects with those utilized by the Partnership.

The Partnership’s investment in ProFutures Strategic Allocation Trust represents approximately 43.5% of the investee fund’s net asset value as of June 30, 2007.

SHK Diversified LLC

Investors in SHK Diversified LLC are charged management fees of 6.00% per annum and a profit share of 25% of trading profits.  For the six months ended June 30, 2007, the Partnership’s proportionate share of management fees and profit share charged by SHK Diversified LLC were approximately $87,400 and $11,000, respectively.  For the three months ended June 30, 2007, the Partnership’s proportionate share of management fees and profit share charged by SHK Diversified LLC were approximately $52,900 and $11,000, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (Continued)

SHK Diversified LLC (Continued)

Condensed financial information as of June 30, 2007 and for the three and six month periods ended is as follows:

Statement of Financial Condition	June 30, 2007
Assets
Equity in broker trading accounts
Cash	$51,223,954
Unrealized gain on open contracts	27,760,595
Deposits with broker	78,984,549

Other assets	49,995
Total assets	$79,034,544

Liabilities
Accounts payable	$115,786
Commissions payable	150,704
Management fee payable	339,849
Incentive fee payable	382,592
Total liabilities	988,931

Total Capital (Net Asset Value)	78,045,613

$79,034,544

Statement of Operations	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Trading gains (losses)
Realized	$(23,271,076)	$(10,476,060)
Change in unrealized	26,592,310	13,312,390
Brokerage commissions	(428,710)	(793,029)
Total trading gains	2,892,524	2,043,301

Net investment income (loss)
Interest and dividend income	1,019,200	2,043,212
Expenses
Incentive fees	381,382	382,592
Management and other fees	1,051,923	2,108,794
Operating expenses	72,950	139,180
Total expenses	1,506,255	2,630,566
Net investment (loss)	(487,055)	(587,354)
Net income	$2,405,469	$1,455,947

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (Continued)

SHK Diversified LLC (Continued)

Management of the Partnership believes the accounting principles utilized by SHK Diversified LLC are consistent in all material respects with those utilized by the Partnership.

The Partnership’s investment in SHK Diversified LLC represents approximately 4.5% of the investee fund’s net asset value as of June 30, 2007.

Valhalla Synergy Fund LLC

Valhalla Synergy Fund LLC invests substantially all of its assets through a “master-feeder” structure into Valhalla Synergy Master Fund Ltd. (the “Master Fund”), a Cayman Islands exempted company.  Valhalla Synergy Fund LLC pays to the manager of the Master Fund a management fee of 2.00% per annum and an annual profit participation allocation of 20% of trading profits.  For the six months ended June 30, 2007, the Partnership’s proportionate share of management fees and profit participation allocation charged by the Master Fund were approximately $37,500 and $4,800, respectively. For the three months ended June 30, 2007, the Partnership’s proportionate share of management fees and profit participation allocation charged by the Master Fund were approximately $22,600 and $(25,700), respectively.

Valhalla Synergy Fund LLC condensed financial information primarily consists of their investment in the Master Fund and income is allocated from the Master Fund to Valhalla Synergy Fund LLC.

Valhalla Synergy Fund LLC net assets at the end of June 30, 2007 are $211,050,000.  Total net income (loss) for the three and six months ended June 30, 2007 is $(5,212,190) and $1,197,900, respectively.

The Partnership’s investment in Valhalla Synergy Fund LLC represents approximately 2.1% of the investee fund’s net asset value as of June 30, 2007.

Winton Futures Fund, L.P. (US) – Class B Interests

Class B Interests of the Winton Futures Fund, L.P. (US) are charged management fees of 1.75% annually and incentive fees of 20% of trading profits.  For the six months ended June 30, 2007, the Partnership’s proportionate share of management fees and incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $71,600 and $103,000, respectively.   For the three months ended June 30, 2007, the Partnership’s proportionate share of management fees and incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $34,900 and $88,000, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (Continued)

Winton Futures Fund, L.P. (US) – Class B Interests (continued)

Condensed financial information as of June 30, 2007 and for the three and six month periods ended is as follows:

Statements of Financial Condition	June 30, 2007	December 31, 2006
Assets
Equity in broker trading accounts
Cash	$15,199,568	$20,786,496
United States government securities	3,954,686	0
Unrealized gain on open contracts	920,402	2,094,290
Deposits with broker	20,074,656	22,880,786
Cash and cash equivalents	67,399,132	44,437,786
Other assets	71,755	56,373
Total assets	$87,545,543	$67,374,945

Liabilities
Accounts payable	$23,475	$24,127
Commissions payable	38,196	35,826
Management fee payable	97,992	68,970
Service fee payable	957,365	28,150
Incentive fee payable	44,996	657,802
Redemptions payable	584,120	1,469,975
Subscriptions received in advance	1,876,951	7,929,000
Total liabilities	3,623,095	10,213,850

Total Capital (Net Asset Value)	83,922,448	57,161,095

	$87,545,543	$67,374,945

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (Continued)

Winton Futures Fund, L.P. (US) – Class B Interests (continued)

Statement of Operations	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Trading gains (losses)
Realized	$10,366,842	$6,397,376
Change in unrealized	(394,553)	(1,173,888)
Brokerage commissions	(165,385)	(399,294)
Total trading gains	9,806,904	4,824,194

Net investment income (loss)
Interest income	909,212	1,661,861
Expenses
Incentive fees	957,365	972,317
Management and other fees	403,756	746,131
Operating expenses	46,015	84,600
Total expenses	1,407,136	1,803,048
Net investment (loss)	(497,924)	(141,187)
Net income	$9,308,980	$4,683,007

Management of the Partnership believes the accounting principles utilized by Winton Futures Fund, L.P. (US) are consistent in all material respects with those utilized by the Partnership.

The Partnership’s investment in Winton Futures Fund, L.P. (US) represents approximately 9.8% of the investee fund’s net asset value as of June 30, 2007.

Note 7.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Partnership were made by subscription agreement, subject to acceptance by the General Partner.  The Partnership’s most recent offering of Units of Limited Partnership Interest terminated on April 30, 1995.

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  A Limited Partner may request and receive redemption of units owned at the end of any month, subject to restrictions in the Agreement of Limited Partnership.

Note 8.	TRADING ACTIVITIES AND RELATED RISKS

The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, physical commodities, forward currency contracts and options on forward currency contracts (collectively, “derivatives”).  The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures and options on futures contracts and physical commodities requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value.  The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities.  A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements.  In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than total cash and other property deposited.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 8.	TRADING ACTIVITIES AND RELATED RISKS (Continued)

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

The Partnership has a portion of its assets on deposit with a financial institution in connection with its trading of forward currency contracts and its cash management activities.  Cash deposited with brokers and dealers in securities and other financial institutions in connection with the Partnership’s trading of forward currency and other derivative contracts are partially restricted due to deposit or margin requirements.  In the event of a financial institution’s insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.  Since forward currency contracts are traded in unregulated markets between principals, the Partnership also assumes the risk of loss from counterparty nonperformance.

The Partnership’s investments in other commodity pools are subject to the market and credit risks of futures contracts, forward currency contracts and other derivative contracts held or sold short by these commodity pools.  The Partnership bears the risk of loss only to the extent of the market value of its respective investment and, in certain specific circumstances, distributions and redemptions received.

The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so.  The General Partner’s basic market risk control procedures consist of continuously monitoring the trading activity of the various commodity trading advisors, with the actual market risk controls being applied by Altegris, as a consultant, and the advisors themselves.  The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership’s assets at financial institutions and brokers, which the General Partner believes to be creditworthy.  The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 9.	INDEMNIFICATIONS

In the normal course of business, the Partnership enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications.

The Partnership’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Partnership that have not yet occurred.  The Partnership expects the risk of any future obligation under these indemnifications to be remote.

Note 10.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2007 and 2006.  This information has been derived from information presented in the financial statements.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,970.79	$3,100.41	$3,164.35	$2,994.02
Income (loss) from operations:
Total trading gains (losses) (1)	242.20	(2.40)	93.26	155.83
Net investment (loss) (1)	(36.92)	(38.14)	(81.54)	(89.98)
Total income (loss) from operations	205.28	(40.54)	11.72	65.85
Net asset value per unit at end of period	$3,176.07	$3,059.87	$3,176.07	$3,059.87
Total Return(4)	6.91%	(1.31)%	0.37%	2.20%
Supplemental Data
Ratios to average net asset value:(2) (5)
Expenses prior to incentive fees (3)	5.40%	7.74%	5.77%	7.80%
Incentive fees (4)	0.01%	0.47%	0.26%	1.26%
Total expenses	5.41%	8.21%	6.03%	9.06%
Net investment (loss) (3) (6)	(4.78)%	(3.04)%	(4.71)%	(3.36)%

Total returns are calculated based on the change in value of a unit during the period.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.
       ______________
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

(2)	Excludes the Partnership’s proportionate share of expenses and net investment income (loss) from investments in other commodity pools.
(3)	Annualized.
(4)	Not annualized.
(5)	Ratios for the three and six months ended June 30, 2007, are after the waiver of management fees by the General Partner, equal to 0.55% and 0.41%, respectively, of average net asset value.
(6)	Excludes incentive fees.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to Item 1, “Financial Statements.”  The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Critical Accounting Policies
-------------------------------------

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period.  Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates.  The Partnership's significant accounting policies are described in detail in Note 1 to the Financial Statements.

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

The Partnership's offering of Units of Limited Partnership Interest terminated in 1995.

C.  RESULTS OF OPERATIONS:  The Partnership's net income (loss) for the three and six months ended June 30, 2007 and 2006:

	2007	2006
Three months ended June 30	$1,748,164	$(390,438)

Six months ended June 30	$ 87,992	$ 696,365

As of June 30, 2007, 8,375 Units were outstanding, including 187 General Partner Units, with an aggregate Net Asset Value of $26,598,274 ($3,176.07 per Unit).  This represents a decrease in Net Asset Value of $1,575,838 compared with December 31, 2006.  The decrease was caused by redemption of limited partner units offsetting net income for the six months ended June 30, 2007.

As of June 30, 2006, 9,673 Units were outstanding, including 187 General Partner Units, with an aggregate Net Asset Value of $29,596,589 ($3,059.87 per Unit).  This represents a decrease in Net Asset Value of $1,344,049 compared with December 31, 2005.  The decrease was caused by redemptions of limited partner units exceeding net income for the six months ended June 30, 2006.

Second Quarter 2007
---------------------------

The second quarter saw volatility in equities, interest rates and currencies.  The Partnership had large gains in currencies, interest rates and stock indices, with smaller gains in certain agricultural commodities and metals; losses were in certain agricultural commodities and energy.

The Partnership had a gain of 2.37% in April.  The Partnership had very large gains in stock indexes, with smaller gains in metals, currencies, energy and interest rates; losses were small in certain agricultural commodities.

The Partnership had a gain of 4.09% in May.  The Partnership had large gains in interest rates and stock indexes, with smaller gains in currencies and certain agricultural commodities; losses were in energy and certain other agricultural commodities.

The Partnership had a gain of 0.34% in June.  The Partnership had large gains in currencies and interest rates with smaller gains in metals; losses were in certain agricultural commodities, energy and stock indices.

The Partnership ended the quarter with a gain of 6.91%.

First Quarter 2007
--------------------------

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

The Partnership had a loss of 4.50% in March.  The Partnership had large losses in grains and currencies, with smaller losses in interest rates, stock indices and energy; gains were limited to base metals and certain agricultural commodities.

The Partnership ended the quarter with a loss of 6.12%.

Second Quarter 2006
---------------------------

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

The Partnership had a loss of 2.21% in June.  The Partnership’s only gains were in short-term interest rates.  There were losses in all the other sectors, including energy, foreign currencies, metals, certain agricultural commodities, stock indices and medium and long-term interest rates.

The Partnership ended the quarter with a loss of 1.31%.

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

Market and Credit Risk
-------------------------------

The means by which the General Partner and the Advisors attempt to manage the risk of the Partnership's open positions is essentially the same in all market categories traded.  The General Partner attempts to manage market exposure by (i) diversifying the Partnership's assets among different Advisors and investments in other commodity pools whose strategies focus on different market sectors and trading approaches, and (ii) monitoring the Partnership's actual market exposures on a daily basis and reallocating assets away from Advisors and commodity pools, as necessary, if an over-concentration develops and persists in any one market sector or market sensitive commodity interest.  Each Advisor and commodity pool applies its own risk management policies to its trading.  Advisor policies generally limit the total exposure that may be taken per "risk unit" of assets under management.  In addition, many Advisors follow diversification guidelines (often formulated in terms of the maximum margin which they will commit to positions in any one contract or group of related contracts), as well as imposing "stop-loss" points at which open positions must be closed out.  Certain Advisors treat their risk control policies as strict rules; others only as general guidelines for controlling risk.

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

The Partnership is a speculative commodity pool.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

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

The Partnership can rapidly acquire and/or liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s performance is not necessarily indicative of its future results.

At June 30, 2007, the Partnership has allocated notional funds to its trading advisors equal to approximately 27% of the Partnership's net assets, as compared to 24% at December 31, 2006.  The relationship of the total Value at Risk as a percentage of total capitalization was 10% at December 31, 2006 and 2% at June 30, 2007.  The Partnership is subject to indirect exposure to investments in other commodity pools.

There have been no material changes in market risk exposure from those disclosed in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

There have been no material changes in risk factors from those disclosed in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, partners may redeem their Limited Partnership Units at the end of each calendar month at the then current Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by partners during the three months ended June 30, 2007:

MONTH	UNITS REDEEMED	NAV PER UNIT
April 30, 2007	53	3,041.08
May 31, 2007	108	3,165.41
June 30, 2007	19	3,176.07
TOTAL	180

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits filed herewith:

31.01	Certification of Gary D. Halbert, President, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Debi B. Halbert, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Gary D. Halbert, President, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Debi B. Halbert, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROFUTURES DIVERSIFIED FUND, L.P.
(Registrant)

August 14, 2007	By /s/ GARY D. HALBERT
Date	Gary D. Halbert, President and Director
ProFutures, Inc.
General Partner

August 14, 2007	By /s/ DEBI B. HALBERT
Date	Debi B. Halbert, Chief Financial Officer,
Treasurer and Director
ProFutures, Inc.
General Partner