Form 10-K/A
period 2006-12-31
PROFUTURES DIVERSIFIED FUND L P
filed 2007-08-23
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 2)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File number 0-16898

ProFutures Diversified Fund, L.P.

 (Exact name of Partnership as specified in charter)

Delaware	75-2197831
(State of organization)	(I.R.S. Employer Identification No.)

ProFutures, Inc.
11719 Bee Cave Road
Suite 200
Austin, Texas  78738

(Address of principal executive offices)
Partnership's telephone number
(800) 348-3601
______________

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

[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Not applicable

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Financial Statements for the Years ended December 31, 2006, 2005 and 2004 with Reports of Independent Registered Public Accounting Firms, the annual report to securities holders for the fiscal year ended December 31, 2006, is incorporated by reference into Part IV hereof and filed as an exhibit herewith.  Portions of the Registrant's Prospectus dated July 31, 1994 and Supplement dated January 31, 1995 Post-Effective Amendment No. 3 dated June 23, 1995 also are incorporated by reference in Part IV of this Form 10-K/A.

EXPLANATORY NOTE

The Partnership is filing this Form 10-K/A to include as an exhibit the Financial Statements of Winton Futures Fund, L.P. (US) and the report of Spicer Jeffries LLP with respect to Winton Futures Fund, L.P. (US) upon which KBA Group LLP relied, in part, in conducting its audit of the Partnership’s financial statements.

No attempt has been made in this Form 10-K/A to modify or update disclosures in the Original Form 10-K or the disclosures in the Partnership’s Form 10-K/A filed with the Securities and Exchange Commission on April 26, 2007 (the “Original Form 10-K/A”).  This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or the Original Form 10-K/A or modify or update any related disclosures.  Accordingly, this form 10-K/A should be read in conjunction with the Original Form 10-K, the Original Form 10-K/A, and the Fund’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K and the Original Form 10-K/A.

PART  IV

Item 15.                   Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements.

The following are included with the 2006 Report of Independent Registered Public Accounting Firm, a copy of which was filed as Exhibit 13.1 to the Original Form 10-K and the Original Form 10-K/A.

Affirmation of ProFutures, Inc.
Report of Independent Registered Public Accounting Firm
Statements of Financial Condition
Condensed Schedules of Investments
Statements of Operations
Statements of Changes in Partners’ Capital
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

___________________________

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

(b)	Exhibits.

*13.1	2006 Report of Independent Registered Public Accounting Firm.

13.2	2006 Independent Auditors’ Report to the Partners of Winton Futures Fund, L.P. (US).

31.01	Certification of Gary D. Halbert, President, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Debi B. Halbert, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Gary D. Halbert, President, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Debi B. Halbert, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

(c)	Financial Statement Schedules.

Not Applicable or information included in the financial statements.

______________________________

*	Previously filed as Exhibit 13.1 to the Original Form 10-K and the Original Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFUTURES DIVERSIFIED FUND, L.P.
(Partnership)

August 23, 2007	By /s/ GARY D. HALBERT
Date	Gary D. Halbert, President and Director
ProFutures, Inc.
General Partner

August 23, 2007	By /s/ DEBI B. HALBERT
Date	Debi B. Halbert, Chief Financial Officer,
Treasurer and Director
ProFutures, Inc.
General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

August 23, 2007	By /s/ GARY D. HALBERT
Date	Gary D. Halbert, President and Director
ProFutures, Inc.
General Partner

August 23, 2007	By /s/ DEBI B. HALBERT
Date	Debi B. Halbert, Chief Financial Officer,
Treasurer and Director
ProFutures, Inc.
General Partner