Form 10-Q
period 2007-09-30
PROFUTURES DIVERSIFIED FUND L P
filed 2007-11-14
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X  Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter Ended September 30, 2007
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

Large Accelerated Filer ____	Accelerated Filer ___	Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

PROFUTURES DIVERSIFIED FUND, L.P.

QUARTERLY REPORT FOR SEPTEMBER 30, 2007 ON FORM 10-Q

Index

PART I

PART II

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
September 30, 2007 (Unaudited) and December 31, 2006 (Audited)
_________________

	September 30, 2007	December 31, 2006
ASSETS

Equity in broker trading accounts
Cash	$1,692,374	$13,325,595
Net option premiums (received)	(36,328)	(63,125)
Unrealized gain (loss) on open contracts	(859)	483,877

Deposits with broker	1,655,187	13,746,347

Cash	2,444	3,204
Cash deposits in forward trading collateral accounts	0	5,412,319
Net premiums paid on options on forward currency contracts	0	3,294
Unrealized gain on open forward currency contracts and options on forward currency contracts	0	371,164
Investments in other commodity pools	22,126,798	9,338,122

Total assets	$23,784,429	$28,874,450

LIABILITIES

Accounts payable	$56,540	$54,006
Commissions and other trading fees on open contracts	431	5,951
Incentive fees payable	1,022	62,651
Management fees payable (includes $64,016 and $89,607 payable to the General Partner at September 30, 2007 and December 31, 2006, respectively)	73,074	238,977
Redemptions payable	478,710	338,753

Total liabilities	609,777	700,338

PARTNERS’ CAPITAL (Net Asset Value)

General Partner – 187.1211 units outstanding at both September 30, 2007 and December 31, 2006	541,760	592,117
Limited Partners – 7,817.2637 and 8,716.4828 units outstanding at September 30, 2007 and December 31, 2006, respectively	22,632,892	27,581,995
Total partners’ capital (Net Asset Value)	23,174,652	28,174,112

	$23,784,429	$28,874,450

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

September 30, 2007 (Unaudited) and December 31, 2006 (Audited)

_________________

LONG FUTURES CONTRACTS	September 30, 2007		December 31, 2006
Description	Value	% of Net Asset Value	Value	% of Net Asset Value

Agricultural	$0	0.00%	$(480)	(0.00)%
Currency	0	0.00%	38	0.00%
Energy	0	0.00%	(99,060)	(0.35)%
Interest rate	0	0.00%	(50,146)	(0.18)%
Metal	0	0.00%	(18,666)	(0.07)%
Stock index	0	0.00%	193,440	0.69%

Total long futures contracts	$0	0.00%	$25,126	0.09%

SHORT FUTURES CONTRACTS

Agricultural	$0	0.00%	$213	0.00%
Currency	0	0.00%	62,245	0.22%
Energy	0	0.00%	18,760	0.07%
Interest rate	(11,593)	(0.05)%	333,242	1.18%
Metal	0	0.00%	33,416	0.12%

Total short futures contracts	$(11,593)	(0.05)%	$447,876	1.59%

Total futures contracts	$(11,593)	(0.05)%	$473,002	1.68%

WRITTEN OPTIONS ON FUTURES CONTRACTS

Interest rate	$(25,594)	(0.11)%	$0	0.00%
Stock index options	0	0.00%	(52,250)	(0.19)%

Total written options on futures contracts (premiums received - $36,328 and $63,125, respectively)	$(25,594)	(0.11)%	$(52,250)	(0.19)%

FORWARD CURRENCY CONTRACTS

Long forward currency contracts	$0	0.00%	$(255,674)	(0.91)%
Short forward currency contracts	0	0.00%	625,493	2.22%

Total forward currency contracts	$0	0.00%	$369,819	1.31%

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

September 30, 2007 (Unaudited) and December 31, 2006 (Audited)

_________________

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS	September 30, 2007		December 31, 2006
Description	Value	% of Net Asset Value	Value	% of Net Asset Value

Purchased options on forward currency contracts (premiums paid - $0 and $7,747, respectively)	$0	0.00%	$8,911	0.03%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Written options on forward currency contracts (premiums received - $0 and $4,453, respectively)	$0	0.00%	$(4,272)	(0.02)%

INVESTMENTS IN OTHER COMMODITY POOLS

ProFutures Strategic Allocation Trust (1)
Investment Objective
To achieve capital appreciation by trading U.S. and
Non U.S. futures and forward currency contracts
Redemption Provisions
Monthly, with 10 days notice	$6,068,592	26.19%	$0	0.00%

SHK Diversified LLC
Investment Objective
To achieve capital appreciation by trading U.S. and
Non U.S. futures and forward currency contracts
Redemption Provisions
Monthly, with 14 days notice	3,191,284	13.77%	0	0.00%

Valhalla Synergy Fund LLC
Investment Objective
To achieve capital appreciation by trading U.S. and
Non U.S. futures and forward currency contracts
Redemption Provisions
Quarterly, with 30 days notice	4,417,520	19.06%	0	0.00%

Winton Futures Fund, L.P. (US) - Class B Interests (2)
Investment Objective
To achieve capital appreciation by trading
U.S. and Non U.S. futures contracts
Redemption Provisions
Monthly, with 15 days notice	8,449,402	36.46%	9,338,122	33.14%

Total investments in other commodity pools	$22,126,798	95.48%	$9,338,122	33.14%

(1)	The Managing Owner of ProFutures Strategic Allocation Trust is ProFutures, Inc., the Partnership's General Partner.
(2)	The General Partner of Winton Futures Fund, L.P. (US) is Altegris Portfolio Management, Inc., an affiliate of Altegris Investments, Inc.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.

STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2007 and 2006 (Unaudited)
_________________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
TRADING AND INVESTING GAINS (LOSSES)
Gain (loss) from futures and options on futures trading
Realized	$(1,112,946)	$(1,302,345)	$(622,135)	$1,048,777
Change in unrealized	5,905	819,364	(484,736)	1,434,751
Brokerage commissions	(67,959)	(194,204)	(249,722)	(600,349)

Gain (loss) from futures and options on futures trading	(1,175,000)	(677,185)	(1,356,593)	1,883,179

Gain (loss) from trading of forward currency contracts
and options on forward currency contracts
Realized	0	(144,845)	467,487	(1,313,020)
Change in unrealized	0	152,480	(371,164)	367,041

Gain (loss) from forward currency contracts
and options on forward currency contracts	0	7,635	96,323	(945,979)

Gain (loss) from other commodity pools	(866,447)	0	9,811	0

Total trading and investing gains (losses)	(2,041,447)	(669,550)	(1,250,459)	937,200

NET INVESTMENT INCOME (LOSS)
Income
Interest income	27,349	350,804	169,372	1,037,932

Expenses
Incentive fees	1,022	50,143	69,916	440,180
Management fees (includes $225,769, $271,210, $732,557 and $862,406 charged by the General Partner for the three and nine months ended September 30, 2007 and 2006, respectively)	254,259	472,946	883,758	1,503,618
Operating expenses	114,864	82,436	316,065	259,240

Total expenses	370,145	605,525	1,269,739	2,203,038

General Partner management fees waived	(30,543)	0	(85,118)	0

Net expenses	339,602	605,525	1,184,621	2,203,038

Net investment (loss)	(312,253)	(254,721)	(1,015,249)	(1,165,106)

NET (LOSS)	$(2,353,700)	$(924,271)	$(2,265,708)	$(227,906)

NET (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period of 8,267, 9,581, 8,503 and 9,939, respectively)	$(284.70)	$(96.47)	$(266.45)	$(22.93)

(DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(280.83)	$(96.78)	$(269.11)	$(30.93)

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)

For the Nine Months Ended September 30, 2007 and 2006 (Unaudited)

_________________

	Total
	Number of	Partners' Capital
	Units	General	Limited	Total

Balances at December 31, 2006	8,903.6039	$592,117	$27,581,995	$28,174,112

Net (loss) for the nine months ended September 30, 2007		(50,357)	(2,215,351)	(2,265,708)

Redemptions	(899.2191)	0	(2,733,752)	(2,733,752)

Balances at September 30, 2007	8,004.3848	$541,760	$22,632,892	$23,174,652

Balances at December 31, 2005	10,334.1525	$560,244	$30,380,394	$30,940,638

Net (loss) for the nine months ended September 30, 2006		(5,787)	(222,119)	(227,906)

Redemptions	(1,051.6150)	0	(3,207,723)	(3,207,723)

Balances at September 30, 2006	9,282.5375	$554,457	$26,950,552	$27,505,009

	Net Asset Value Per Unit

	September 30,	December 31,	September 30,	December 31,
	2007	2006	2006	2005

	$2,895.24	$3,164.35	$2,963.09	$2,994.02

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2007 and 2006 (Unaudited)

_________________

	Nine Months Ended
	September 30,
	2007	2006
OPERATING ACTIVITIES

Net (loss)	$(2,265,708)	$(227,906)

Adjustment to reconcile net income (loss) to
net cash provided by operating activities
(Gain) from investments in other commodity pools	(9,811)	0
Change in operating assets and liabilities
Decrease in deposits with broker	12,091,160	2,959,211
Decrease in cash deposits in forward trading collateral accounts	5,412,319	953,340
Decrease in net premiums paid on options
on forward currency contracts	3,294	1,313
(Increase) decrease in unrealized gain on open forward currency
contracts and options on forward currency contracts	371,164	(367,041)
Additions to other commodity pools	(15,803,865)	0
Redemptions from other commodity pools	3,025,000	0
Increase (decrease) in accounts payable	2,534	(1,148)
(Decrease) in commissions and other trading fees on open contracts	(5,520)	(23,368)
(Decrease) in incentive fees payable	(61,629)	(246,778)
(Decrease) in management fees payable	(165,903)	(2,887)

Net Cash Provided By Operating Activities	2,593,035	3,044,736

FINANCING ACTIVITIES

Capital redemptions paid	(2,593,795)	(3,046,238)

Net Cash (Used In) Financing Activities	(2,593,795)	(3,046,238)

Net Cash (Decrease) for the Period	(760)	(1,502)

Cash at Beginning of the Period	3,204	2,648

Cash at End of the Period	$2,444	$1,146

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
______________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Description of the Partnership

ProFutures Diversified Fund, L.P. (the Partnership) is a Delaware limited partnership which operates as a commodity investment pool.  The Partnership engages in the speculative trading of futures contracts, options on futures contracts, physical commodities, interbank forward currency contracts and options on interbank forward currency contracts, directly and through its investments in other commodity pools.  The Partnership closed to investors in 1995 and will terminate at the end of December 2012, at which time the remaining assets will be distributed.

Regulation

As a registrant with the Securities and Exchange Commission (“SEC”), the Partnership is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934.  As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges, Futures Commission Merchants (brokers), and interbank market makers through which the Partnership trades.

Method of Reporting

The Partnership’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership’s management.

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

Redemptions of Units

Redemptions payable at period end includes redemptions approved by the General Partner, which are not effective until the following month.  These redemptions have been recorded as redemptions and redemptions payable at period end using the Net Asset Value per unit, in accordance with provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
______________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncement

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157).  FAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements.  While FAS 157 does not require any new fair value measurements, for some entities, the application of FAS 157 may change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The implementation of FAS 157 is not expected to have a material impact on the Fund’s financial statements.

On January 1, 2007, the Partnership adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.  FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  Adoption of FIN 48 did not have a material impact on the Partnership’s financial statements.

Interim Financial Statements

The unaudited condensed financial statements of ProFutures Diversified Fund, L.P. as of September 30, 2007 and for the nine and three month periods ended September 30, 2007 and September 30, 2006, have been prepared pursuant to the rules and regulations of the SEC.  The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our 2006 Annual Report on Form 10-K filed with the SEC on April 2, 2007.

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

Total management fees earned by ProFutures, Inc. for the nine months ended September 30, 2007 and 2006 were $732,557 and $862,406, respectively.  Such management fees earned for the three months ended September 30, 2007 and 2006 were $225,769 and $271,210, respectively.  Management fees payable to ProFutures, Inc. as of September 30, 2007 and December 31, 2006 were $64,016 and $89,607, respectively.  During the nine and three months ended September 30, 2007, the General Partner waived $85,118 and $30,543, respectively, of their monthly management fee related to the value of the Partnership's net assets invested in ProFutures Strategic Allocation Trust, an affiliated fund also managed by ProFutures, Inc.  The General Partner considers this waiver of management fees necessary given ProFutures, Inc. receives a 2% per annum administration fee from ProFutures Strategic Allocation Trust.

Note 3.	CONSULTANT

The Partnership has entered into a consulting agreement with Altegris Investments, Inc. (Altegris), whereby Altegris will recommend the selection and termination of the Partnership’s trading advisors and the allocation and reallocation of the Partnership’s assets.  Pursuant to the consulting agreement, Altegris receives a monthly consulting fee equal to .0208% (.25% annually) of the Partnership’s month-end Net Asset Value.  Effective April 1, 2007, certain net assets of the Partnership invested with Altegris affiliated managers are excluded from the month-end Net Asset Value when computing the consulting fees due to Altegris.  The consulting fee (included in management fees in the statement of operations) earned by Altegris totaled $20,582 and $57,494 for the nine months ended September 30, 2007 and 2006, respectively, and $1,350 and $18,081 for the three months ended September 30, 2007 and 2006, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
______________

Note 4.	COMMODITY TRADING ADVISORS

The Partnership has trading advisory contracts with several commodity trading advisors to furnish investment management services to the Partnership.  The trading advisors receive management fees ranging from 1% to 2% annually of Allocated Net Asset Value (as defined in each respective trading advisory contract).  In addition, the trading advisors receive quarterly incentive fees of 20% of Trading Profits (as defined).  Total management fees earned by the trading advisors amounted to $130,619 and $583,718 for the nine months ended September 30, 2007 and 2006, respectively.  Such management fees earned by the trading advisors for the three months ended September 30, 2007 and 2006 were $27,140 and $183,655, respectively.  Total incentive fees earned by the trading advisors amounted to $69,916 and $440,180 for the nine months ended September 30, 2007 and 2006, respectively.  Such incentive fees earned by the trading advisors for the three months ended September 30, 2007 and 2006 were $1,022 and $50,143, respectively.

Note 5.	DEPOSITS WITH BROKER

The Partnership deposits funds with MF Global, Inc. to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements.  Margin requirements are satisfied by the deposit of cash with such broker.  Accordingly, assets used to meet margin and other broker or regulatory requirements are partially restricted.  The Partnership earns interest income on its assets deposited with the broker.

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS

Beginning in November 2006, the Partnership invests in other commodity pools.  These investments are subject to the terms of the respective limited partnership agreements and offering memoranda of such other commodity pools.

Summarized information for these investments is as follows:

	ProFutures
	Strategic		Valhalla	Winton
	Allocation	SHK	Synergy	Futures Fund,
	Trust	Diversified LLC	Fund LLC	L.P. (US)	Totals

Net Asset Value
December 31, 2006	$0	$0	$0	$9,338,122	$9,338,122

Additions	7,364,000	3,500,000	4,439,865	500,000	15,803,865

Income (loss)	(713,408)	(208,716)	77,655	854,280	9,811

Redemptions	(582,000)	(100,000)	(100,000)	(2,243,000)	(3,025,000)

Net Asset Value
September 30, 2007	$6,068,592	$3,191,284	$4,417,520	$8,449,402	$22,126,798

Income (loss)
Quarter 1, 2007	$(553,622)	$(69,946)	$121,635	$(452,217)	$(954,150)

Quarter 2, 2007	863,088	102,853	(102,629)	967,096	1,830,408

Quarter 3, 2007	(1,022,874)	(241,623)	58,649	339,401	(866,447)

Income (loss) for the
nine months ended	$(713,408)	$(208,716)	$77,655	$854,280	$9,811

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
______________

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

ProFutures Strategic Allocation Trust

The Partnership’s investment in ProFutures Strategic Allocation Trust (the “Trust”) is subject to an administration fee, charged by ProFutures, Inc., of 2.00% per annum, a monthly management fee, charged by the commodity trading advisor, of 2.00% per annum, and a quarterly incentive fee, charged by the commodity trading advisor, of 20% of trading profits.  For the nine months ended September 30, 2007, the Partnership’s proportionate share of administration fees, management fees and incentive fees charged by the Trust were approximately $86,400, $86,300 and $32,200, respectively. For the three months ended September 30, 2007, the Partnership’s proportionate share of administration fees, management fees and incentive fees charged by the Trust were approximately $30,900, $30,800 and $0, respectively.

Condensed financial information as of September 30, 2007 and for the three and nine month periods ended is as follows:

Statement of Financial Condition	September 30, 2007
Assets
Equity in broker trading accounts
Cash	$9,303,569
Unrealized gain on open contracts	67,930
Deposits with broker	9,371,499
Cash and cash equivalents	4,502,033
Net premiums paid on options on
forward currency contracts	6,911
Unrealized gain on open forward and
options on forward currency contracts	306,399
Other assets	1,874
Total assets	$14,188,716

Liabilities
Accounts payable	$35,155
Commissions payable	907
Management fee payable	71,190
Incentive fee payable	0
Other payables	23,513
Redemptions payable	33,388
Total liabilities	164,153

Total Capital (Net Asset Value)	14,024,563

$14,188,716

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
______________

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

ProFutures Strategic Allocation Trust (Continued)

Statements of Operations	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Trading gains (losses)
Realized	$(1,905,239)	$(1,217,854)
Change in unrealized	(411,093)	(254,252)
Brokerage commissions	(14,567)	(64,403)
Total trading (losses)	(2,330,899)	(1,536,509)

Net investment income (loss)
Interest income	149,536	479,871
Expenses
Incentive fees	0	73,475
Management and other fees	142,500	445,114
Operating expenses	32,125	76,805
Total expenses	174,625	595,394
Net investment (loss)	(25,089)	(115,523)
Net (loss)	$(2,355,988)	$(1,652,032)

The accounting principles utilized by the Trust are consistent in all material respects with those utilized by the Partnership.

The Partnership’s investment in the Trust represents approximately 43.1% of the investee fund’s net asset value as of September 30, 2007.

SHK Diversified LLC

Investors in SHK Diversified LLC are charged management fees of 6.00% per annum and a profit share of 25% of trading profits.  For the nine months ended September 30, 2007, the Partnership’s proportionate share of management fees and profit share charged by SHK Diversified LLC were approximately $137,400 and $0, respectively.  For the three months ended September 30, 2007, the Partnership’s proportionate share of management fees and profit share charged by SHK Diversified LLC were approximately $50,000 and $(11,000), respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
______________

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

SHK Diversified LLC (Continued)

Condensed financial information as of September 30, 2007 and for the three and nine month periods ended is as follows:

Statement of Financial Condition	September 30, 2007
Assets
Equity in broker trading accounts
Cash	$94,486,499
Unrealized (loss) on open contracts	(22,707,028)
Deposits with broker	71,779,471
Other assets	48,496
Total assets	$71,827,967

Liabilities
Accounts payable	$121,784
Commissions payable	159,731
Management fee payable	309,610
Incentive fee payable	25,016
Total liabilities	616,141

Total Capital (Net Asset Value)	71,211,826

$71,827,967

Statements of Operations	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Trading gains (losses)
Realized	$44,517,688	$34,041,628
Change in unrealized	(49,734,210)	(36,421,820)
Brokerage commissions	(263,811)	(1,056,840)
Total trading (losses)	(5,480,333)	(3,437,032)

Net investment income (loss)
Interest and dividend income	984,619	3,027,831
Expenses
Incentive fees	(357,576)	25,016
Management and other fees	960,563	3,069,357
Operating expenses	59,400	198,580
Total expenses	662,387	3,292,953
Net investment income (loss)	322,232	(265,122)
Net (loss)	$(5,158,101)	$(3,702,154)

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
______________

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

SHK Diversified LLC (Continued)

Management of the Partnership believes the accounting principles utilized by SHK Diversified LLC are consistent in all material respects with those utilized by the Partnership.

The Partnership’s investment in SHK Diversified LLC represents approximately 4.5% of the investee fund’s net asset value as of September 30, 2007.

Valhalla Synergy Fund LLC

Valhalla Synergy Fund LLC invests substantially all of its assets through a “master-feeder” structure into Valhalla Synergy Master Fund Ltd. (the “Master Fund”), a Cayman Islands exempted company.  Valhalla Synergy Fund LLC pays to the manager of the Master Fund a management fee of 2.00% per annum and an annual profit participation allocation of 20% of trading profits.  For the nine months ended September 30, 2007, the Partnership’s proportionate share of management fees and profit participation allocation charged by the Valhalla Synergy Fund LLC were approximately $60,000 and $19,000, respectively. For the three months ended September 30, 2007, the Partnership’s proportionate share of management fees and profit participation allocation charged by the Valhalla Synergy Fund LLC were approximately $22,000 and $15,000, respectively.

Valhalla Synergy Fund LLC condensed financial information primarily consists of their investment in the Master Fund and income is allocated from the Master Fund to Valhalla Synergy Fund LLC.

Valhalla Synergy Fund LLC net assets at the end of September 30, 2007 are $227,434,000.  Total net income for the three and nine months ended September 30, 2007 is $3,152,900 and $4,350,800, respectively.

The Partnership’s investment in Valhalla Synergy Fund LLC represents approximately 1.9% of the investee fund’s net asset value as of September 30, 2007.

Management of the Partnership believes the accounting principles utilized by Valhalla Synergy Fund LLC are consistent in all material respects with those utilized by the Partnership.

Winton Futures Fund, L.P. (US) – Class B Interests

Class B Interests of the Winton Futures Fund, L.P. (US) are charged management fees of 1.75% annually and incentive fees of 20% of trading profits.  For the nine months ended September 30, 2007, the Partnership’s proportionate share of management fees and incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $107,000 and $174,000, respectively.   For the three months ended September 30, 2007, the Partnership’s proportionate share of management fees and incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $35,000 and $71,000, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
______________

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Winton Futures Fund, L.P. (US) – Class B Interests (Continued)

Condensed financial information as of September 30, 2007 and December 31, 2006 and for the three and nine month periods ended September 30, 2007 is as follows:

Statements of Financial Condition	September 30, 2007	December 31, 2006
Assets
Equity in broker trading accounts
Cash	$15,566,456	$20,786,496
Unrealized gain on open contracts	6,646,310	2,094,290
Deposits with broker	22,212,766	22,880,786
Cash and cash equivalents	73,582,801	44,437,786
Other assets	30,001	56,373
Total assets	$95,825,568	$67,374,945

Liabilities
Accounts payable	$27,739	$24,127
Commissions payable	28,956	35,826
Management fee payable	102,286	68,970
Service fee payable	52,221	28,150
Incentive fee payable	804,497	657,802
Redemptions payable	1,425,520	1,469,975
Subscriptions received in advance	749,713	7,929,000
Total liabilities	3,190,932	10,213,850

Total Capital (Net Asset Value)	92,634,636	57,161,095

	$95,825,568	$67,374,945

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
______________

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Winton Futures Fund, L.P. (US) – Class B Interests (Continued)

Statements of Operations	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Trading gains (losses)
Realized	$(1,620,768)	$4,776,608
Change in unrealized	5,725,908	4,552,020
Brokerage commissions	(132,994)	(532,288)
Total trading gains	3,972,146	8,796,340

Net Investment (Loss)
Interest income	1,078,631	2,740,492
Expenses
Incentive fees	804,497	1,776,815
Management and other fees	453,816	1,199,947
Operating expenses	44,195	128,795
Total expenses	1,302,508	3,105,557
Net investment (loss)	(223,877)	(365,065)
Net income	$3,748,269	$8,431,275

Management of the Partnership believes the accounting principles utilized by Winton Futures Fund, L.P. (US) are consistent in all material respects with those utilized by the Partnership.

The Partnership’s investment in Winton Futures Fund, L.P. (US) represents approximately 9.1% of the investee fund’s net asset value as of September 30, 2007.

Note. 7.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Partnership were made by subscription agreement, subject to acceptance by the General Partner.  The Partnership’s most recent offering of Units of Limited Partnership Interest terminated on April 30, 1995.

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  A Limited Partner may request and receive redemption of units owned, subject to ten days written notice, among other restrictions in the Agreement of Limited Partnership.

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

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
______________

Note 8.	TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

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

The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so.  The General Partner’s basic market risk control procedures consist of continuously monitoring the trading activity of the various commodity trading advisors, with the actual market risk controls being applied by Altegris, as a consultant, and the advisors themselves.  The General Partner also monitors the performance of other commodity pools.  The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership’s assets at financial institutions and brokers which the General Partner believes to be creditworthy.  The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

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
______________

Note 10.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2007 and 2006.  This information has been derived from information presented in the financial statements.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net Asset Value per unit at beginning of period	$3,176.07	$3,059.87	$3,164.35	$2,994.02
Income (loss) from operations:
Total trading and investing gains (losses) (1)	(243.06)	(70.19)	(149.71)	86.30
Net investment (loss) (1)	(37.77)	(26.59)	(119.40)	(117.23)
Total (loss) from operations	(280.83)	(96.78)	(269.11)	(30.93)
Net Asset Value per unit at end of period	$2,895.24	$2,963.09	$2,895.24	$2,963.09
Total Return (4)	(8.84)%	(3.16)%	(8.50)%	(1.03)%
Supplemental Data
Ratios to average Net Asset Value:(2), (5)
Expenses prior to incentive fees (3)	5.47%	7.83%	5.67%	8.25%
Incentive fees (4)	0.00%	0.18%	0.27%	1.46%
Total expenses	5.47%	8.01%	5.94%	9.71%
Net investment (loss) (3), (6)	(5.03)%	(2.88)%	(4.81)%	(3.21)%

Total returns are calculated based on the change in value of a unit during the period.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

___________
(1)
The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period.  Total trading and investing gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.  Such balancing amount may differ from the calculation of total trading and investing gains (losses) per unit due to the timing of trading and investing gains and losses during the period relative to the number of units outstanding.

(2)	Excludes the Partnership’s proportionate share of expenses and net investment income (loss) from investments in other commodity pools.
(3)	Annualized.
(4)	Not annualized.
(5)	Ratios for the three and nine months ended September 30, 2007, are after the waiver of management fees by the General Partner, equal to 0.49% and 0.43%, respectively, of average net asset value.
(6)	Excludes incentive fees.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Partnership's offering of Units of Limited Partnership Interest terminated in 1995.

C.  RESULTS OF OPERATIONS:  The Partnership's net income (loss) for the three and nine months ended September 30, 2007 and 2006:

	2007	2006

Three months ended September 30	$(2,353,700)	$(924,271)

Nine months ended September 30	$(2,265,708)	$(227,906)

As of September 30, 2007, 8,004 Units were outstanding, including 187 General Partner Units, with an aggregate Net Asset Value of $23,174,652 ($2,895.24 per Unit).  This represents a decrease in Net Asset Value of $(4,999,460) compared with December 31, 2006.  The decrease was caused by redemptions of limited partner units in addition to a net loss for the nine months ended September 30, 2007.

As of September 30, 2006, 9,283 Units were outstanding, including 187 General Partner Units, with an aggregate Net Asset Value of $27,505,009 ($2,963.09 per Unit).  This represents a decrease in Net Asset Value of $(3,435,629) compared with December 31, 2005.  The decrease was caused by redemptions of limited partner units in addition to a net loss for the nine months ended September 30, 2006.

Third Quarter 2007

The third quarter saw high volatility in equities, currencies and metals.  The Partnership had large losses in stock indices, currencies, metals, certain agricultural commodities and energy; gains were limited to certain agricultural commodities.

The Partnership had a loss of 6.32% in July.  The Partnership had large losses in certain agricultural commodities, stock indices, currencies and interest rates; with only small gains in energy and base metals.

The Partnership had a loss of 4.97% in August.  The Partnership had large losses in currencies, stock indices, metals and energy, with small gains in interest rates and certain agricultural commodities.

The Partnership had a gain of 2.39% in September.  The Partnership had large gains in currencies and certain agricultural commodities, followed by gains in stock indices and energy; losses were in metals and interest rates.

The Partnership ended the quarter with a loss of 8.84%.

Second Quarter 2007

The second quarter saw volatility in equities, interest rates and currencies.  The Partnership had large gains in currencies, interest rates and stock indices, with smaller gains in certain agricultural commodities and metals; losses were in certain agricultural commodities and energy.

The Partnership had a gain of 2.37% in April.  The Partnership had very large gains in stock indices, with smaller gains in metals, currencies, energy and interest rates; losses were small in certain agricultural commodities.

The Partnership had a gain of 4.09% in May.  The Partnership had large gains in interest rates and stock indices, with smaller gains in currencies and certain agricultural commodities; losses were in energy and certain other agricultural commodities.

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

The Partnership had a loss of 4.81% in February.  The Partnership had large losses in currencies, with additional losses in energy and interest rates; gains were generally in stock indices and certain agricultural commodities.

The Partnership had a loss of 4.50% in March.  The Partnership had large losses in grains and currencies, with smaller losses in interest rates, stock indices and energy; gains were limited to base metals and certain agricultural commodities.

The Partnership ended the quarter with a loss of 6.12%.

Third Quarter 2006

The Third Quarter saw volatility in the energy, interest rates, currencies, and the precious metals markets.  The Partnership had large losses in energy with other losses in agricultural commodities, short-term and intermediate interest rates, and precious metals; with very little of these losses offset by gains in the stock indices, currencies, base metals and long-term interest rate markets.  The current economic and interest rate uncertainty, coupled with international tensions, is creating a very tense and unsettling environment in the markets.  Much of the uncertainty in the markets is due to the growing reality that the US and the global economies are slowing down.  Demand for most commodities decreases as the economy slows down.  A heated debate also remains over the direction of inflation, which has a significant impact on many commodity prices.

The Partnership had a loss of 1.56% in July.  The Partnership had losses in interest rates, agricultural commodities and energy; gains were mainly in currencies and metals.

The Partnership had a gain of 0.52% in August.  The Partnership had nice gains in interest rates and foreign currencies that were largely offset by losses in energy and to a lesser extent base metals and stock indices.

The Partnership had a loss of 2.14% in September.  The Partnership had large losses in energy with small losses in metals, currencies, bonds and certain agricultural commodities; gains were in stock indices and bonds.

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

Market and Credit Risk

The means by which the General Partner and various trading advisors (the “Advisors”) attempt to manage the risk of the Partnership's open positions is essentially the same in all market categories traded.  The General Partner attempts to manage market exposure by (i) diversifying the Partnership's assets among different Advisors and investments in other commodity pools whose strategies focus on different market sectors and trading approaches, and (ii) monitoring the Partnership's actual market exposures on a daily basis and reallocating assets away from Advisors and commodity pools, as necessary, if an over-concentration develops and persists in any one market sector or market sensitive commodity interest.  Advisors and commodity pools  apply their own risk management policies to their trading.  These  policies generally limit the total exposure that may be taken per "risk unit" of assets under management.  In addition, many Advisors follow diversification guidelines (often formulated in terms of the maximum margin which they will commit to positions in any one contract or group of related contracts), as well as imposing "stop-loss" points at which open positions must be closed out.  Certain Advisors treat their risk control policies as strict rules; others only as general guidelines for controlling risk.

Investing in commodity pools has the added risk of liquidity.  Withdrawals of capital are subject to the terms of the respective limited partnership agreements and offering memoranda of such other commodity pools.  ProFutures Strategic Allocation Trust, SHK Diversified LLC, and Winton Futures Fund, L.P. allow for monthly withdrawals of capital.  The Valhalla Synergy Fund LLC allows quarterly withdrawals of capital.  The General Partner is constrained by this liquidity risk when choosing to reallocate assets away from a commodity pool.

Due to the speculative nature of trading commodity interests, the Partnership's income or loss from operations may vary widely from period to period.  Management cannot predict whether the Partnership's future Net Asset Value per Unit will increase or experience a decline.

Operating Expenses

All operating and administrative costs will be paid by the Partnership as incurred, including, without limitation, administrative expenses and routine legal, accounting, audit, printing and mailing costs.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

D.  OFF-BALANCE SHEET ARRANGEMENTS:  The Partnership does not engage in off-balance sheet arrangements.

E.  CONTRACTUAL OBLIGATIONS:  The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company.

F.  POSSIBLE CHANGES:  The General Partner reserves the right to terminate certain and/or engage additional trading advisors, invest in or withdraw from other commodity pools or change any of the Partnership's clearing arrangements.

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

The Partnership can rapidly acquire and/or liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s performance is not necessarily indicative of its futures results.

At September 30, 2007, the Partnership has allocated notional funds to its trading advisors equal to approximately 9% of the Partnership's net assets, as compared to 24% at December 31, 2006.  The relationship of the total Value at Risk as a percentage of total capitalization was 10% at December 31, 2006 and 0.17% at September 30, 2007.

The Partnership is subject to indirect exposure on investments in other commodity pools.  There have been no material changes in market risk exposure from those disclosed in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

The following table summarizes the redemptions by partners during the three months ended September 30, 2007, but does not include any pending redemptions recorded in the Partnership’s financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  The Partnership has 111 units pending redemption, which are not effective until October 31, 2007.

MONTH	UNITS REDEEMED	NAV PER UNIT
July 31, 2007	81	$2,975.38
August 31, 2007	124	$2,827.53
September 30, 2007	55	$2,895.24
TOTAL	260

Item 3.	Defaults Upon Senior Securities.
Not Applicable.
Item 4.	Submission of Matters to a Vote of Security Holders.
None.
Item 5.	Other Information.
None.

Item 6.	Exhibits.
Exhibits filed herewith:
	31.01	Certification of Gary D. Halbert, President, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
	31.02	Certification of Debi B. Halbert, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
	32.01	Certification of Gary D. Halbert, President, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of The Sarbanes- Oxley Act of 2002.
	32.02	Certification of Debi B. Halbert, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROFUTURES DIVERSIFIED FUND, L.P.
(Registrant)

November 13, 2007	By /s/ GARY D. HALBERT
Date	Gary D. Halbert, President and Director
ProFutures, Inc.
General Partner

November 13, 2007	By /s/ DEBI B. HALBERT
Date	Debi B. Halbert, Chief Financial Officer,
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Date:    November 13, 2007

/s/ GARY D. HALBERT
Gary D. Halbert, President
ProFutures, Inc., General Partner

EXHIBIT 31.02
CERTIFICATION

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Date:    November 13, 2007

/s/ DEBI B. HALBERT
Debi B. Halbert, Chief Financial Officer
ProFutures, Inc., General Partner

EXHIBIT 32.01
CERTIFICATION

I, Gary D. Halbert, the President of ProFutures, Inc., as General Partner of ProFutures Diversified Fund, L.P., certify that (i) the Form 10-Q for the quarter ended September 30, 2007 of ProFutures Diversified Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended September 30, 2007 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Diversified Fund, L.P.

PROFUTURES DIVERSIFIED FUND, L.P. By: ProFutures, Inc., General Partner By: /s/ GARY D. HALBERT Gary D. Halbert President November 13, 2007

EXHIBIT 32.02
CERTIFICATION

I, Debi B. Halbert, the Chief Financial Officer of ProFutures, Inc., as General Partner of ProFutures Diversified Fund, L.P., certify that (i) the Form 10-Q for the quarter ended September 30, 2007 of ProFutures Diversified Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended September 30, 2007 fairly presents, in all material respects, the financial condition and results of operations of ProFutures Diversified Fund, L.P.

PROFUTURES DIVERSIFIED FUND, L.P. By: ProFutures, Inc., General Partner By: /s/ DEBI B. HALBERT Debi B. Halbert Chief Financial Officer November 13, 2007