Form 10-K/A
period 2006-12-31
PROFUTURES DIVERSIFIED FUND L P
filed 2007-12-04
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 3)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

The Partnership is filing this Form 10-K/A to include the amended Report of Independent Registered Public Accounting Firm of KBA Group LLP, which was amended to comply with Regulation S-X.

Except as required to reflect the item described above, no attempt has been made in this Form 10-K/A to modify or update disclosures in the original report on Form 10-K, the disclosures in the Partnership’s Form 10-K/A filed with the Securities and Exchange Commission on April 26, 2007 or the Partnership’s Form 10-K/A filed with the Securities and Exchange Commission on August 23, 2007 (together, the “Previous Forms 10-K”).  This Form 10-K/A does not reflect events occurring after the filing of the Previous Forms 10-K or modify or update any related disclosures.  Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the Previous Forms 10-K.  Accordingly, this form 10-K/A should be read in conjunction with the Previous Forms 10-K and the Fund’s filings made with the Securities and Exchange Commission subsequent to the filing of the Previous Forms 10-K.

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

_________________
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

PROFUTURES DIVERSIFIED FUND, L.P.
(Partnership)

December 4, 2007	By /s/ GARY D. HALBERT
Date	Gary D. Halbert, President and Director
ProFutures, Inc.
General Partner

December 4, 2007	By /s/ DEBI B. HALBERT
Date	Debi B. Halbert, Chief Financial Officer,
Treasurer and Director
ProFutures, Inc.
General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

December 4, 2007	By /s/ GARY D. HALBERT
Date	Gary D. Halbert, President and Director
ProFutures, Inc.
General Partner

December 4, 2007	By /s/ DEBI B. HALBERT
Date	Debi B. Halbert, Chief Financial Officer,
Treasurer and Director
ProFutures, Inc.
General Partner

PROFUTURES DIVERSIFIED FUND, L.P.

ANNUAL REPORT

December 31, 2006

PROFUTURES DIVERSIFIED FUND, L.P.

______________________

TABLE OF CONTENTS
______________________

PROFUTURES DIVERSIFIED FUND, L.P.
AFFIRMATION OF THE COMMODITY POOL OPERATOR
_______________

To the best of the knowledge and belief of the undersigned, the information contained in the Annual Report for the year ended December 31, 2006 is accurate and complete.

/s/ Gary D. Halbert
Gary D. Halbert, President
ProFutures, Inc.
PROFUTURES DIVERSIFIED FUND, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
ProFutures Diversified Fund, L.P.

We have audited the accompanying statements of financial condition of ProFutures Diversified Fund, L.P., including the condensed schedules of investments, as of December 31, 2006 and 2005, and the related statements of operations and changes in partners’ capital (net asset value) for the years ended December 31, 2006 and 2005.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

/s/ KBA Group LLP
Dallas, Texas
December 3, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
ProFutures Diversified Fund, L.P.

We have audited the accompanying statement of operations and changes in partners’ capital (net asset value) of ProFutures Diversified Fund, L.P. for the year ended December 31, 2004.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the changes in net asset value of ProFutures Diversified Fund, L.P. for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.

Hunt Valley, Maryland
March 24, 2005

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
December 31, 2006 and 2005
____________________

	2006	2005
ASSETS
Equity in broker trading accounts
Cash	$13,325,595	$22,398,315
Option premiums (received) paid	(63,125)	23,550
Unrealized gain (loss) on open contracts	483,877	(761,849)

Deposits with broker	13,746,347	21,660,016

Cash	3,204	2,648
Cash deposits in forward trading collateral accounts	5,412,319	10,674,912
Net premiums paid on options on forward currency contracts	3,294	-
Unrealized gain (loss) on open forward currency contracts	371,164	(326,881)
Investment in Winton Futures Fund, L.P. (US)	9,338,122	-

Total assets	$28,874,450	$32,010,695

LIABILITIES
Accounts payable	$54,006	$51,071
Commissions and other trading fees on open contracts	5,951	40,880
Incentive fees payable	62,651	296,921
Management fees payable (includes $89,607 and $98,289 payable to the General Partner at December 31, 2006 and 2005, respectively)	238,977	280,502
Redemptions payable	338,753	400,683

Total liabilities	700,338	1,070,057

PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 187 units outstanding at December 31, 2006 and 2005	592,117	560,244
Limited Partners – 8,716 and 10,147 units outstanding at December 31, 2006 and 2005	27,581,995	30,380,394

Total partners’ capital (Net Asset Value)	28,174,112	30,940,638

	$28,874,450	$32,010,695

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2006 and 2005
____________________

LONG FUTURES CONTRACTS	2006		2005
Description	Value	% of Net Asset Value	Value	% of Net Asset Value

Agricultural	$(480)	(0.00)%	$119,327	0.38%
Currency	38	0.00%	(35,303)	(0.11)%
Energy	(99,060)	(0.35)%	(93,005)	(0.30)%
Interest rate	(50,146)	(0.18)%	293,053	0.95%
Metal (1)	(18,666)	(0.07)%	15,167,433	49.01%
Stock index	193,440	0.69%	(26,086)	(0.08)%

Total long futures contracts	$25,126	0.09%	$15,425,419	49.85%

SHORT FUTURES CONTRACTS
Description
Agricultural	$213	0.00%	$(89,987)	(0.29)%
Currency	62,245	0.22%	(30,428)	(0.10)%
Energy	18,760	0.07%	(33,372)	(0.11)%
Interest rate	333,242	1.18%	185,871	0.60%
Metal (2)	33,416	0.12%	(16,231,246)	(52.45)%
Stock index	-	0.00%	16,694	0.05%

Total short futures contracts	$447,876	1.59%	(16,182,468)	(52.30)%
Total futures contracts	$473,002	1.68%	$(757,049)	(2.45)%

PURCHASED OPTIONS ON FUTURES CONTRACTS
Agricultural options	$-	0.00%	$5,550	0.02%
Energy options	-	0.00%	13,200	0.04%

Total purchased options on futures contracts (premiums paid - $0 and $23,550, respectively)	$-	0.00%	$18,750	0.06%

WRITTEN OPTIONS ON FUTURES CONTRACTS
Stock index	$(52,250)	(0.19)%	$-	0.00%

Total written options on futures contracts (premiums received - $63,125 and $0, respectively)	$(52,250)	(0.19)%	$-	0.00%

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

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
December 31, 2006 and 2005
____________________

FORWARD CURRENCY CONTRACTS	2006		2005
Description	Value	% of Net Asset Value	Value	% of Net Asset Value

Long forward currency contracts	$(255,674)	(0.91)%	$(333,740)	(1.08)%
Short forward currency contracts	625,493	2.22%	6,859	0.02%
Total forward currency contracts	$369,819	1.31%	$(326,881)	(1.06)%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS
Purchased options on forward currency contracts (premiums paid - $7,747 and $0, respectively)	$8,911	0.03%	$0	0%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS
Written options on forward currency contracts (premiums received - $4,453 and $0, respectively)	$(4,272)	(0.02)%	$0	0%

INVESTMENT IN WINTON FUTURES FUND, L.P. (US)
Description

Winton Futures Fund, L.P. (US) – Class B Interests Investment Objective To achieve capital appreciation bytrading U.S. and Non U.S. futures contracts Redemption Provisions Monthly, with 15 days notice	$9,338,122	33.14%	$0	0%

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006, 2005 and 2004
_______________

	2006	2005	2004
TRADING GAINS (LOSSES)
Gain (loss) from futures and options on futures trading
Realized	$2,245,198	$6,184,059	$6,744,693
Change in unrealized	1,245,726	(1,275,765)	(1,502,106)
Brokerage commissions	(778,830)	(1,141,416)	(856,269)

Gain from futures and options on futures trading	2,712,094	3,766,878	4,386,318
Realized gain from investment in physical commodities	-	580,729	-

Gain (loss) from trading of forward currency contracts and options on forward currency contracts
Realized	(691,720)	1,320,214	805,336
Change in unrealized	698,045	(47,561)	(882,202)

Gain (loss) from forward currency contracts and options on forward currency contracts	6,325	1,272,653	(76,866)
Change in unrealized gain from investment in Winton Futures Fund, L.P. (US)	398,122	-	-

Total trading gains	3,116,541	5,620,260	4,309,452

NET INVESTMENT INCOME (LOSS)
Income
Interest income	1,292,259	882,295	442,893

Expenses
Incentive fees	530,112	849,102	1,138,118
Management fees (includes $1,128,704, $1,201,191, $1,050,783 charged by the General Partner for the years ended December 31, 2006, 2005, and 2004, respectively)	1,944,002	2,118,910	2,160,170
Operating expenses	325,870	268,468	202,142

Total expenses	2,799,984	3,236,480	3,500,430

Net investment (loss)	(1,507,725)	(2,354,185)	(3,057,537)

NET INCOME	$1,608,816	$3,266,075	$1,251,915

NET INCOME PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the year of 9,746, 11,174 and 12,454, respectively)	$165.07	$292.29	$100.52

INCREASE IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$170.33	$294.10	$101.44

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Years Ended December 31, 2006, 2005 and 2004
_______________

	Total
	Number of	Partners' Capital
	Units	General	Limited	Total
Balances at December 31, 2003	12,941	$584,564	$33,041,117	$33,625,681
Net income for the year ended December 31, 2004		22,820	1,229,095	1,251,915

Redemptions	(1,059)	-	(2,795,943)	(2,795,943)

Balances at December 31, 2004	11,882	607,384	31,474,269	32,081,653
Net income for the year ended December 31, 2005		52,860	3,213,215	3,266,075

Redemptions	(1,548)	(100,000)	(4,307,090)	(4,407,090)

Balances at December 31, 2005	10,334	560,244	30,380,394	30,940,638
Net income for the year ended December 31, 2006		31,873	1,576,943	1,608,816

Redemptions	(1,431)	-	(4,375,342)	(4,375,342)

Balances at December 31, 2006	8,903	$592,117	$27,581,995	$28,174,112

	Net Asset Value Per Unit

		December 31,
	2006	2005	2004

	$3,164.35	$2,994.02	$2,699.92

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

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

I.	Foreign Currency Transactions

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

The Partnership’s investment in Winton Futures Fund, L.P. (US) is reported in the statement of financial condition at fair value.  Fair value ordinarily is the value determined by Winton Futures Fund, L.P. (US) in accordance with its valuation policies and as reported by their management at the time of the Partnership’s valuation. Generally, the fair value of the Partnership’s investment in Winton Futures Fund, L.P. (US) represents the amount that the Partnership could reasonably expect to receive from Winton Futures Fund, L.P. (US) if the Partnership’s investment was redeemed at the time of valuation, based on information reasonably available at the time the valuation is made and that the Partnership believes to be reliable.

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

The Partnership has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102 – “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

N.	Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48) entitled “Accounting For Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006.  The implementation of FIN 48 is not expected to have a material impact on the Partnership’s financial statements.

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

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Effective October 22, 2004, ProFutures, Inc. has a callable stock subscription agreement with Man Financial Inc. (MFI), the Partnership’s broker, whereby MFI has subscribed to purchase (up to $7,000,000, subject to conditions set forth in the stock subscription agreement dated October 22, 2004) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner’s net worth requirements.  Prior to October 22, 2004, ProFutures, Inc. had a callable stock subscription agreement with ABN AMRO Incorporated (ABN), the Partnership’s prior broker, whereby ABN had subscribed to purchase (up to $7,000,000, subject to the conditions set forth in the stock subscription agreement as amended effective May 20, 2002) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner’s net worth requirements.

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

Prior to October 15, 2004, Kenmar Global Strategies Inc. (Kenmar) assisted the General Partner in making decisions about which commodity trading advisors to hire, the allocations among the advisors and the day-to-day monitoring and risk management of the Partnership’s trading activities.  Kenmar received a monthly management fee of 1/12 of 1% (1% annually) of month-end Net Asset Value. Effective October 15, 2004, ProFutures, Inc. terminated the consulting agreement between Kenmar and the Partnership.  Accordingly, Kenmar was paid a pro rated monthly management fee for the period October 1, 2004 through October 15, 2004.  Management fees earned by Kenmar totaled  $266,317 for the year ended December 31, 2004.

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

On November 1, 2006, the Partnership invested in Class B Interests of Winton Futures Fund, L.P. (US) (the “Winton Fund”).  This investment is subject to the terms of the Agreement of Limited Partnership of the Winton Fund.  The General Partner of the Winton Fund is Altegris Portfolio Management, Inc., an affiliate of Altegris Investments, Inc.

Summarized information for this investment for the period ended December 31, 2006 is as follows:

Net Asset Value
December 31, 2005	$0
Additions	9,000,000
Income	398,122
Redemptions	(60,000)
Net Asset Value
December 31, 2006	$9,338,122

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 6.	INVESTMENT IN WINTON FUTURES FUND, L.P. (US) (CONTINUED)

Class B Interests of the Winton Fund are charged management fees of 1.75% annually and incentive fees of 20% of trading profits.  For 2006, the Partnership’s proportionate share of management fees and incentive fees charged by the Winton Fund were approximately $27,000 and $91,000, respectively.

As of December 31, 2006, the Partnership’s investment in the Winton Fund represents 16.34% of the total net asset value of the Winton Fund.

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

The Partnership’s investment in Winton Futures Fund, L.P. (US) is subject to the market and credit risks of futures contracts held or sold short by Winton Futures Fund, L.P. (US).  The Partnership bears the risk of loss only to the extent of the market value of its respective investment and, in certain specific circumstances, distributions and redemptions received.

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

	2006	2005	2004
Per Unit Performance
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,994.02	$2,699.92	$2,598.48

Income (loss) from operations:
Total trading gains (1)	325.03	504.78	346.95
Net investment (loss) (1)	(154.70)	(210.68)	(245.51)

Total income from operations	170.33	294.10	101.44

Net asset value per unit at end of year	$3,164.35	$2,994.02	$2,699.92

Total Return	5.69%	10.89%	3.90%

Supplemental Data

Ratios to average net asset value: (2)
Expenses prior to incentive fees	7.63%	7.60%	7.19%
Incentive fees	1.78%	2.70%	3.47%
Total expenses	9.41%	10.30%	10.66%
Net investment (loss) (3)	(3.29)%	(4.79)%	(5.85)%

Total returns are calculated based on the change in value of a unit during the year.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

_______________
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

(2)	Excludes the Partnership’s proportionate share of expenses and net investment income (loss) from Winton Futures Fund, L.P. (US).

(3)	Excludes incentive fee.