Form 10-K
period 2007-12-31
PROFUTURES DIVERSIFIED FUND L P
filed 2008-05-15
CIK 812192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
_______________________

Commission File Number: 0-16898

PROFUTURES DIVERSIFIED FUND, L.P.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	75-2197831 (I.R.S. Employer Identification No.)

ProFutures, Inc.
11719 Bee Cave Road
Suite 200
Austin, Texas  78738
(Address of principal executive offices)

(800) 348-3601
(Registrant’s telephone number)

__________________________

Copies to:

Nathan Ballard
Lauren Wolf
Sidley Austin LLP
One South Dearborn
Chicago, Illinois 60603

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Limited Partnership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Financial Statements for the Years ended December 31, 2007, 2006 and 2005 with Reports of Independent Registered Public Accounting Firms, the annual report to securities holders for the fiscal year ended December 31, 2007, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.  Portions of the Registrant's Prospectus dated July 31, 1994 and Supplement dated January 31, 1995 Post-Effective Amendment No. 3 dated June 23, 1995 also are incorporated by reference in Part I, Part II, Part III and Part IV of this Form 10-K.

PART I

Item 1.                                Business.

General

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

Trading Activity

ProFutures, Inc., a Texas corporation, is the General Partner of the Partnership which administers the business and affairs of the Partnership (exclusive of its trading operations).  Trading decisions are made by independent Commodity Trading Advisors (“CTAs”) chosen by the General Partner.  At December 31, 2007, there are four commodity trading advisors that are utilized via investing in commodity pools and one Commodity Trading Advisor:  ProFutures Strategic Allocation Trust, Winton Futures Fund LP, SHK Diversified LLC, Valhalla Synergy LLC and Ansbacher Investment Management, Inc. (collectively, the "Advisors").  All CTA advisory fees are paid by the Partnership, including the Partnership’s proportionate share of advisory fees to the commodity pools.  Advisors may be changed from time to time by the General Partner.

ProFutures, Inc. is registered with the Commodity Futures Trading Commission (“CFTC”) as a Commodity Trading Advisor and Commodity Pool Operator and is a member of the National Futures Association (“NFA”).  Gary D. Halbert is the Chairman and President, and principal stockholder, of ProFutures, Inc., which was incorporated and began operation in December, 1984, and specializes in speculative managed futures accounts.

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

Material changes in the Trading Policies described in the Prospectus must be approved by a vote of a majority of the outstanding Units of Limited Partnership Interest (“Units”).  A change in contracts traded, however, will not be deemed to be a material change in the Trading Policies.

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

Investment in Commodity Funds

The Partnership has invested in futures funds for two reasons.  The industry is trending toward the use of funds rather than individual managed accounts.  Many of the top tier CTAs only offer their investment management through one of their funds (i.e. Winton Futures Fund).  They do not want investors to know the specifics of their daily trading positions, so no one can duplicate their methodology.

The top tier CTAs often require at least a $10 million trading level.  The Partnership net asset value is about $20 million, with a trading level as high as $25 million.  The minimum trading levels for these top tier CTAs require a higher allocation than desired for diversification and management of risk to the partners.  The minimum investment for the funds ranges from $50,000 to $1 million.  The replacement of CTA managed accounts with funds potentially allows for greater diversification, less risk and increased flexibility in managing the Partnership.

Fees, Compensation and Expenses

The Partnership pays the General Partner a monthly management fee of 1/4 of 1% (3% annually) of month-end Net Asset Value.  The Partnership pays the General Partner an additional monthly management fee of .0625% (.75% annually) of the Partnership’s month-end Net Asset Value for consulting services rendered to the Partnership.

The Partnership has a consulting agreement with Altegris Investments, Inc. (Altegris), whereby Altegris will recommend the selection and termination of the Advisors and the allocation and reallocation of the Partnership’s assets.  Pursuant to the consulting agreement, Altegris receives a monthly consulting fee equal to .0208% (.25% annually) of the Partnership’s month-end Net Asset Value.  The consulting fee (included in management fees in the statement of operations) earned by Altegris totaled $21,603 and $75,247 for the years ended December 31, 2007 and 2006.

The current CTAs (only one CTA as of December 31, 2007) receive management fees ranging from 1% to 2% annually of Allocated Net Asset Value (as defined in the trading advisory contracts).  Each of the CTAs receive a quarterly incentive fee of 20% of Trading Profits (as defined).  The quarterly incentive fees are payable only on cumulative profits achieved by each CTA.  For example, if one of the CTAs to the Partnership experiences a loss after an incentive fee payment is made, that CTA retains such payments but receives no further incentive fees until such CTA has recovered the loss and then generated subsequent Trading Profits since the last incentive fee was paid such CTA.  An incentive fee may be paid to one CTA but the Partnership may experience no change or a decline in its Net Asset Value because of the performance of another CTA.  The General Partner may allocate or reallocate the Partnership's assets at any time among the current CTAs or any others that may be selected.  Upon termination of a CTA’s contract, or at any other time in the discretion of the General Partner, the Partnership may employ other CTAs whose compensation may be calculated without regard to the losses which may be incurred by the present CTAs.  Similarly, the Partnership may renew its relationship with each CTA on the same or different terms.

Notional Funding Note:  As of December 31, 2007, the Partnership has allocated notional funds to CTAs equal to approximately 10% of the Partnership's cash and/or other margin - qualified assets.  Of course, this percentage may be higher or lower over any given 12 month period.  The management fees paid to a CTA, if any, are a percentage of the nominal account size of the account if an account had been notionally funded.  The nominal account size is equal to a specific amount of funds initially allocated to a CTA which increases by profits and decreases by losses in the account, but not by additions to or withdrawals of actual funds from the account.  Some, but not all, CTAs are expected to be allocated notional funds, and not all of the CTAs allocated notional funds are expected to be paid management fees.  Further, the amount of cash and/or other margin-qualified assets in an account managed by a CTA will vary greatly at various times in the course of the Partnership's business, depending on the General Partner's general allocation strategy and pertinent margin requirements for the trading strategies undertaken by a CTA.

The Partnership is obligated to pay its periodic operating expenses, consisting substantially of preparation of the Limited Partners' tax return information, filing and recording charges, legal, printing, accounting and auditing fees plus non-recurring expenses. Those periodic recurring expenses are estimated at approximately 1.7% of the Partnership's average annual Net Asset Value.  Non-recurring expenses, not included within these estimates, include expenses associated with significant litigation including, but not limited to, class action suits, suits involving the indemnification provisions of the Agreement of the Limited Partnership or any other agreement to which the Partnership is a party; by their nature, the dollar amount of non-recurring expenses cannot be estimated.

Additional descriptions and definitions are set forth in "Fees, Compensation and Expenses" on Pages 30-35 of the Partnership's Prospectus, dated July 31, 1994, which is incorporated herein by reference.

Brokerage Arrangements

The Partnership deposits funds with MF Global Ltd. (the “Clearing Broker”) to act as broker, subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such broker.  The Partnership earns interest income on its assets deposited with the broker.

Financial Information About Industry Segments

The Partnership operates in only one industry segment, that of the speculative trading of futures contracts and other financial instruments.  See also "Description of Futures Trading", pages 64 to 65 of the Prospectus dated July 31, 1994, which is incorporated herein by reference.

Regulation

The U.S. futures markets are regulated under the Commodity Exchange Act (CEA), which is administered by the CFTC, a federal agency created in 1974.  The CFTC licenses and regulates commodity exchanges, commodity brokerage firms (referred to in the industry as "Futures Commission Merchants"), Commodity Pool Operators, Commodity Trading Advisors and others.  The General Partner is registered with the CFTC as a Commodity Pool Operator and each CTA is registered as a Commodity Trading Advisor.

Futures professionals such as the General Partner and the Advisors are also regulated by the NFA, a self-regulatory organization for the futures industry that supervises the dealings between futures professionals and their customers.  If the pertinent CFTC registrations or NFA memberships were to lapse, be suspended or be revoked, the General Partner would be unable to act as the Partnership's Commodity Pool Operator, and the respective Advisors as Commodity Trading Advisors, to the Partnership.

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

Item 1A.                  Risk Factors.

The Partnership's performance, trading activities, operating results, financial condition and net asset value could be negatively impacted by a number of risks and uncertainties, including those outlined below, which may affect the value of your investment.  The following list of risk factors should not be considered a comprehensive list of all potential risks and uncertainties relating to the Partnership.  You should refer to the other information included in this Form 10-K, including our financial statements and related notes for the year ended December 31, 2007.

Significant risk factors include:

Market Risks

Possible Total Loss of an Investment in the Partnership.

Futures and forward contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, an investor could lose all or substantially all of its investment.

The Units Will be Highly Leveraged.

Because the amount of margin funds necessary to be deposited with a clearing broker in order to enter into a futures or forward contract position is typically about 2% to 10% of the total value of the contract, the Partnership will be able to hold positions with face values equal to several times the Partnership’s net assets.  As a result of this leveraging, even a small movement in the price of a contract can cause major losses.  The General Partner will monitor the leverage of the Partnership regularly but is not limited by the amount of leverage it may employ.

Illiquidity of an Investment.

There is no secondary market for the Units.  While the Units have redemption rights, there are restrictions.  For example, redemptions can occur only at the end of a month.  If a large number of redemption requests were to be received at one time, the Partnership might have to liquidate positions to satisfy the requests.  Such a forced liquidation could adversely affect the Partnership and consequently an investor’s investment.  Transfers of the Units are subject to limitations.  The General Partner may suspend the determination of Net Asset Value and redemptions under certain circumstances, including the closure or suspension of trading on any relevant exchange, the suspension of redemptions by a commodity pool in which the Partnership invests or a breakdown in the means normally employed by the General Partner to value assets.  The commodity pools in which the Partnership invests may have restrictions on redemptions based on the availability of sufficient assets to make distributions and on the timely receipt of redemption requests.

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

Forward Transactions are Not Regulated and are Subject to Credit Risk.

The Partnership trades forward contracts in foreign currencies.  Forward contracts are typically traded through a dealer market which is dominated by major money center banks and is not regulated by the CFTC.  Thus, investors do not receive the protection of CFTC regulation or the statutory scheme of the CEA in connection with this trading activity by the Partnership.  Also, the Partnership faces the risk of non-performance by the counterparties to the forward contracts and such non-performance may cause some or all of your gain to be unrealized.

Non-Correlated, Not Negatively Correlated, Performance Objective.

Historically, managed futures have been generally non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand.  Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be exactly opposite.  Because of this non-correlation, the Partnership cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa.  The futures, forward and swap markets are fundamentally different from the securities markets in that for every gain made in a futures, forward or swap transaction, the opposing side of that transaction will have an equal and offsetting loss.  If the Partnership does not perform in a manner non-correlated with the general financial markets or does not perform successfully, investors will obtain no diversification benefits by investing in the Units and the Partnership may have no gains to offset an investor’s losses from other investments.

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

Trading Risks

Investments in Other Funds

By investing in other funds, the General Partner will lose certain elements of control over the assets allocated to such other fund in that such fund’s general partner or commodity trading advisor, and not the General Partner, will determine, among other things, what instruments such other fund will invest in, where the allocated assets are custodied, and who acts as broker to such other fund.  The General Partner will not have access to trade information and will not be able to confirm whether agreed upon trading restrictions are being followed.  Additionally, most other funds permit redemptions only once a month as of the month-end, whereas in a managed account, the General Partner can close the account at any time.  Thus, the Fund may only have the opportunity to reduce its allocation to other funds once a month.  Further, some funds may have the ability to delay or suspend redemptions in certain circumstances.  Thus, the General Partner’s ability to exit from a fund and redeploy assets will be limited.  Similarly, the Fund’s ability to honor redemptions from its investors may be dependant on its ability to redeem assets invested in such other funds.  Investments in other funds may subject the Fund to higher management fees and additional operating expenses as the underlying funds have such fees and expenses of their own.  It is possible that the annual Schedule K-1 that investors receive for tax reporting purposes will arrive later if one or more of the funds invested in by the Fund runs late in getting its own K-1s out to its investors.

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

Certain Advisors may base their decisions on trading strategies which utilize in whole or in part fundamental analysis of underlying market forces.  Fundamental analysis attempts to examine factors external to the trading market which affect the supply and demand for a particular commodity interest in order to predict future prices.  Such analysis may not result in profitable trading because certain Trading Advisors may not have knowledge of all factors affecting supply and demand or may incorrectly interpret the information it does have.  Furthermore, prices may often be affected by unrelated or unexpected factors and fundamental analysis may not enable the trader to determine whether its previous decisions where incorrect in sufficient time to avoid substantial losses.  In addition, fundamental analysis assumes that commodity markets are inefficient— i.e., that commodity prices do not always reflect all available information—which some market analysts dispute.

The use of multiple CTAs may result in offsetting or opposing trading positions and may also require one CTA to fund the margin requirements of another CTA.

The use of multiple CTAs may result in developments or positions that adversely affect the Partnership’s Net Asset Value.  For example, because the CTAs’ trading will be acting independently, the Partnership could buy and sell the same futures contract, thereby incurring additional expenses but with no net change in its holdings.  The CTAs also may compete, from time to time, for the same trades or other transactions, increasing the cost to the Partnership of making trades or transactions or causing some of them to be foregone altogether.  Even though each CTA’s margin requirements ordinarily will be met from that CTA’s allocated net assets, one CTA may incur losses of such magnitude that the Partnership is unable to meet margin calls from the allocated net assets of that CTA. If such an event were to occur, then the Partnership’s clearing brokers may require liquidations and contributions from the allocated net assets of another CTA.

Speculative Position Limits May Alter Trading Decisions for the Partnership.

The CFTC has established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts.  Exchanges also have established such limits.  All accounts controlled by the General Partner, including the account of the Partnership, are combined for speculative position limit purposes.  If positions in those accounts were to approach the level of the particular speculative position limit, such limits could cause a modification of the General Partner’s trading decisions for the Partnership or force liquidation of certain futures positions.

Decrease in Assets Under Management May Affect Trading Decisions.

The fewer assets the General Partner manages the more difficult it may be for the General Partner to find suitable CTAs for the Partnership, because of the difficulty in finding top tier CTAs with account minimums that allow for diversification.  The top tier CTAs often require at least a $10 million trading level.  The minimum trading levels for these top tier CTAs require a higher allocation than desired for diversification and management of risk to the partners.  The replacement of CTA managed accounts with funds potentially allows for greater diversification, less risk and increased flexibility in managing the Partnership.  The minimum investment for the funds ranges from $50,000 to $1 million.  However, if the Partnership continues to decrease in assets under management finding even suitable funds for investment may be difficult.

The Partnership’s Trading is Not Transparent.

The General Partner makes the Partnership’s trading decisions.  While the General Partner receives daily trade confirmations from its clearing broker, only the Partnership’s net trading results are reported to investors and only on a monthly basis.  Accordingly, an investment in the Partnership does not offer investors the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers.

Tax Risks

Investors are Taxed Based on Their Share of Profits in the Partnership.

Investors are taxed each year on their share of the Partnership’s profits, if any, irrespective of whether they redeem any Units or receive any cash distributions from the Partnership.  All performance information provided by the Partnership is presented on a pre-tax basis; investors who experience such performance may have to redeem Units or pay the related taxes from other sources.

Tax Could be Due From Investors on Their Share of the Partnership’s Ordinary Income Despite Overall Losses.

Investors may be required to pay tax on their allocable share of the Partnership’s ordinary income, which is the Partnership’s interest income and gain on some foreign futures contracts, even though the Partnership incurs overall losses.  Capital losses can be used only to offset capital gains and $3,000 of ordinary income each year.   Consequently, if an investor were allocated $5,000 of ordinary income and $10,000 of capital losses, the investor would owe tax on $2,000 of ordinary income even though the investor would have a $5,000 loss for the year. The $7,000 capital loss carry forward could be used in subsequent years to offset capital gain and ordinary income, but subject to the same annual limitation on its deductibility against ordinary income.

Deductibility of Management and Performance Fees.

Although the Partnership treats the management fees and advisory fees paid and other expenses of the Partnership as ordinary and necessary business expenses, upon audit the Partnership may be required to treat such fees as “investment advisory fees” if the Partnership’s trading activities were determined to not constitute a trade or business for tax purposes.  If the expenses were investment advisory expenses, an investor’s tax liability would likely increase.  In addition, upon audit, a portion of the management and performance fees might be treated as a non-deductible syndication cost or might be treated as a reduction in the Partnership’s capital gain or as an increase in the Partnership’s capital loss.  If the management and performance fees were so treated, an investor’s tax liability would likely increase.

Other Risks

Fees and Commissions are Charged Regardless of Profitability and are Subject to Change.

The Partnership is subject to substantial charges payable irrespective of profitability in addition to advisory fees which are payable based on an Advisor’s profitability.  Included in these charges are management, organization and offering, and brokerage fees and operating expenses.  On the Partnership’s forward trading, “bid-ask” spreads and prime brokerage fees are incorporated into the pricing of the Partnership’s forward and swap contracts, respectively, by the counterparties in addition to the brokerage fees paid by the Partnership.  It is not possible to quantify the “bid-ask” spreads and prime brokerage fees paid by the Partnership because the Partnership cannot determine the profit its counterparty is making on its forward and swap transactions.  Such spreads can at times be significant.  In addition, Advisors may be changed from time to time, leading to changes to the management fees and advisory fees paid by the Partnership.

Failure of Brokerage Firms; Disciplinary History of Clearing Brokers.

The CEA requires a clearing broker to segregate all funds received from customers from such broker's proprietary assets.  If any of the clearing brokers fails to do so, the assets of the Partnership might not be fully protected in the event of the bankruptcy of the clearing broker. Furthermore, in the event of any of the clearing broker's bankruptcy, the Partnership could be limited to recovering only a pro rata share of all available funds segregated on behalf of the clearing broker's combined customer accounts, even though certain property specifically traceable to the Partnership (for example, Treasury bills deposited by the Partnership with the clearing broker as margin) was held by the clearing broker. The clearing brokers have been the subject of certain regulatory and private causes of action in the past and may be again in the future. Such actions could affect the ability of a clearing firm to conduct its business. Furthermore, dealers in forward contracts are not regulated by the CEA and are not obligated to segregate customer assets. As a result, you do not have such basic protections in forward contracts.

Past Performance is Not Indicative of Future Results.

The future performance of the Partnership is not predictable, and no assurance can be given that the Partnership will perform successfully in the future.  Past performance of a trading program is not necessarily indicative of future results.

Lack of Independent Experts Representing Investors.

The General Partner has consulted with counsel, accountants and other experts regarding the formation and operation of the Partnership. No counsel was appointed to represent investors in connection with the offering of the Units.  Accordingly, each prospective investor was advised to consult its own legal, tax and financial advisers regarding its investment in the Partnership.

Reliance on the General Partner.

The incapacity of the General Partner’s principals could have a material and adverse effect on the General Partner’s ability to discharge its obligations to the Partnership.  Neither the General Partner nor its principals are under any obligation to devote a minimum amount of time to the Partnership.

Possibility of Termination of the Partnership Before Expiration of its Stated Term.

The General Partner may withdraw from the Partnership upon 120 days' notice, which would cause the Partnership to terminate. Other events, such as a long-term substantial loss suffered by the Partnership, could also cause the Partnership to terminate before the expiration of its stated term.  This could cause an investor to liquidate its investments and upset the overall maturity and timing of such investor’s investment portfolio.  If the registrations with the CFTC or memberships in the NFA of the General Partner or the clearing brokers were revoked or suspended, such entity would no longer be able to provide services to the Partnership.

The Partnership is Not a Regulated Investment Company.

Although the General Partner is subject to regulation by the CFTC, the Partnership is not an investment company subject to the Investment Company Act of 1940.  Accordingly, investors do not have the protections afforded by that statute which, for example, requires investment companies to have a majority of disinterested directors and regulate the relationship between the advisor and the investment company.

Proposed Regulatory Change is Impossible to Predict.

The futures markets are subject to comprehensive statutes, regulations and margin requirements.  In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures and forward transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the “derivatives” markets in general.  The effect of any future regulatory change on the Partnership is impossible to predict, but could be substantial and adverse.

Forwards, Swaps, Hybrids and Other Derivatives are Not Subject to CFTC Regulation.

The Partnership may trade foreign exchange contracts in the interbank market.  In addition to swaps, the Partnership may also trade hybrid instruments and other off-exchange contracts.  Swap agreements involve trading income streams such as fixed rate for floating rate interest.  Hybrids are instruments which combine features of a security with those of a futures contract.  There is no exchange or clearinghouse for these contracts, they are not regulated by the CFTC, and traders must rely on the creditworthiness of the counterparty to fulfill the obligations of the transaction.  The Partnership will not receive the protections which are provided by the CFTC’s regulatory scheme for these transactions.

Options on Futures are Speculative and Highly Leveraged.

Options on futures contracts are used by the Partnership to generate premium income or capital gains.  Futures options involve risks similar to futures in that options are speculative and highly leveraged.  The buyer of an option risks losing the entire purchase price (the premium) of the option.  The writer (seller) of an option risks losing the difference between the premium received for the option and the price of the commodity or futures contract underlying the option which the writer must purchase or deliver upon exercise of the option (which losses can be unlimited).  Specific market movements of the commodities or futures contracts underlying an option cannot accurately be predicted.

The Partnership Will Trade Extensively in Foreign Markets.

A substantial portion of the Advisors’ trades takes place on markets or exchanges outside the United States.  The risk of loss in trading foreign futures contracts and foreign options can be substantial.  Participation in foreign futures contracts and foreign options transactions involves the execution and clearing of trades on, or subject to the rules of, a foreign board of trade.  Non-U.S. markets may not be subject to the same degree of regulation as their U.S. counterparts.  None of the CFTC, NFA or any domestic exchange regulates activities of any foreign boards of trade, including the execution, delivery and clearing of transactions, or has the power to compel enforcement of the rules of a foreign board of trade or any applicable foreign laws.  Trading on foreign exchanges also presents the risks of exchange controls, expropriation, taxation and government disruptions.  The price of any foreign futures or foreign options contract and, therefore, the potential profit and loss thereon, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised.  Certain foreign exchanges may also be in a more or less developmental stage so that prior price histories may not be indicative of current price dynamics.  In addition, the Partnership may not have the same access to certain positions on foreign exchanges as do local traders, and the historical market data on which the General Partner bases its strategies may not be as reliable or accessible as it is in the United States.  The rights of clients (such as the Partnership) in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers.  To the extent that a foreign entity does not have assets domiciled in the United States, satisfaction of any judgment against that party may be adversely affected.

Restrictions on Transferability.

An investor may transfer or assign its Units only upon prior written notice to the General Partner and if the General Partner is satisfied that the transfer complies with applicable laws and would not affect the tax status of the Partnership.

Money Committed to Margin.

The Partnership may commit a substantial portion of its assets as margin for positions held by the clearing broker.  Because such commitment typically represents only a small percentage of the total value of such positions, adverse price movements can cause losses in excess of such commitment and potentially in excess of the total assets of the Partnership.

Item 1B.	Unresolved Staff Comments.

Because the Partnership is not an accelerated filer, a large accelerated filer or a well-known seasoned issuer, as defined by Rules 240.10b-2 and 230.405, the information required by Item 1B is not applicable.

Item 2.	Properties.

The Partnership does not own or lease any real property.  The General Partner currently provides all necessary office space at no additional charge to the Partnership.

Item 3.	Legal Proceedings.

(a)           The Partnership is not a party to any pending material legal proceedings.

(b)           None.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year ended December 31, 2007, no matters were submitted to a vote of the holders of Units through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           There is no established public trading market for the securities.

The Partnership has filed a registration statement with the SEC for the sale of up to $38,547,364 in Units.  Such registration statement became effective as of July 31, 1994.  This offering was extended on January 31, 1995 and continued through April 30, 1995.  On June 23, 1995, Post-Effective Amendment No. 3 was filed to deregister $20,721,920 in Units.  As of December 31, 2007, a total of 7,376.7273 Units are outstanding and held by 547 Unit holders, including 187.1211 Units held by the General Partner and its principals.  During the calendar year 2007, a total of 1,526.8766 Units were redeemed, not including any pending redemptions recorded in the Partnership’s financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  The Partnership has 31.6950 Units pending redemption, which are not effective until January 31, 2008.  As of February 29, 2008, a total of 7,203.8148 Units are outstanding and held by 534 Unit holders, including 187.1211 Units held by the General Partner and its principals.

The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to its Unit holders.  The General Partner made no distributions as of December 31, 2007, or as of the date hereof.  A Limited Partner may request and receive redemption of Units subject to restrictions in the limited partnership agreement.  The General Partner may suspend the determination of Net Asset Value and redemptions under certain circumstances, including the closure or suspension of trading on any relevant exchange, the suspension of redemptions by a commodity pool in which the Partnership invests or a breakdown in the means normally employed by the General Partner to value assets.

(b)           There were no sales of securities by the Partnership within the past three years which were not registered under the Securities Act, thus the information required by Rule 229.701(f) is not applicable.

(c)           There were no repurchases of securities by the Partnership made within the fourth quarter of the fiscal year covered by this report, thus the information required by Rule 229.703 is not applicable.

Item 6.                   Selected Financial Data.

Following is a summary of certain financial information for the Partnership for the calendar years 2007, 2006, 2005, 2004 and 2003.

2007

Realized Gains (Losses)	$(128,572)
Change in Unrealized
Gains (Losses) on
Open Contracts	(849,306)
Income from Investment in other commodity pools	492,472
Interest Income	182,150
Management Fees	1,112,227
General Partner Management fees waived	(114,074)
Incentive Fees	69,916
Net Income (loss)	(2,082,419)
General Partner Capital	545,791
Limited Partner Capital	20,878,036
Partnership Capital	21,423,827
Net Asset Value per General
and Limited Partner Unit
at End of Year	2,916.78
Net Income (loss) per Unit*	(248.97)

2006

Realized Gains (Losses)	$1,553,478
Change in Unrealized
Gains (Losses) on
Open Contracts	1,943,771
Income from Investment in Winton Futures Fund	398,122
Interest Income	1,292,259
Management Fees	1,944,002
Incentive Fees	530,112
Net Income (loss)	1,608,816
General Partner Capital	592,117
Limited Partner Capital	27,581,995
Partnership Capital	28,174,112
Net Asset Value per General
and Limited Partner Unit
at End of Year	3,164.35
Net Income (loss) per Unit*	165.07

2005

Realized Gains (Losses)	$8,085,002
Change in Unrealized
Gains (Losses) on
Open Contracts	(1,323,326)
Interest Income	882,295
Management Fees	2,118,910
Incentive Fees	849,102
Net Income (loss)	3,266,075
General Partner Capital	560,244
Limited Partner Capital	30,380,394
Partnership Capital	30,940,638
Net Asset Value per General
and Limited Partner Unit
at End of Year	2,994.02
Net Income (loss) per Unit*	292.29

2004

Realized Gains (Losses)	$7,550,029
Change in Unrealized
Gains (Losses) on
Open Contracts	(2,384,308)
Interest Income	442,893
Management Fees	2,160,170
Incentive Fees	1,138,118
Net Income (loss)	1,251,915
General Partner Capital	607,384
Limited Partner Capital	31,474,269
Partnership Capital	32,081,653
Net Asset Value per General
and Limited Partner Unit
at End of Year	2,699.92
Net Income (loss) per Unit*	100.52

2003

Realized Gains (Losses)	$8,453,501
Change in Unrealized
Gains (Losses) on
Open Contracts	285,932
Interest Income	352,209
Management Fees	2,130,952
Incentive Fees	1,456,891
Net Income (loss)	4,462,334
General Partner Capital	584,564
Limited Partner Capital	33,041,117
Partnership Capital	33,625,681
Net Asset Value per General
and Limited Partner Unit
at End of Year	2,598.48
Net Income (loss) per Unit*	326.46

* Based on weighted average number of units outstanding during the year.

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

(a)           Liquidity.  Approximately 25% of the Partnerships' assets are held in cash or cash equivalents.  There are no restrictions on the liquidity of these assets except for amounts on deposit with the broker needed to meet margin requirements on open futures contracts.  The other estimated 75% is invested in other commodity pools which are subject to certain restrictions.  The restrictions on withdrawals from these commodity pools typically include a 15 to 45 day written notice for withdrawals, monthly or quarterly redemptions and the commodity pools' ability to limit or suspend redemptions.

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

Liquidity will be of concern to the Partnership primarily in that the futures markets in which the Advisors take positions may have periods in which illiquidity makes it impossible or economically undesirable to execute trades which its respective trading strategy would otherwise suggest.  Other than in respect of the functioning of the markets in which it trades, liquidity will be of little relevance to the operation of the Partnership except insofar as the General Partner is relatively thinly capitalized.  Nonetheless, the General Partner believes it has sufficient funding to meet both its capital contribution and net worth requirements based on capital contributions from the principals of the General Partner, or alternative funding sources, including the stock subscription from the Clearing Broker to ProFutures, Inc.  The Clearing Broker has subscribed to purchase (up to $7,000,000, subject to conditions set forth in the stock subscription agreement dated October 22, 2004) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner’s net worth requirements.

As of January 31, 2008, the managing member of SHK Diversified LLC (SHK) temporarily suspended future redemptions.  SHK’s managing member indicated to investors that this action was taken due to a decline in the liquidity of the markets traded by SHK combined with a significant number of requests for redemptions.  At this time, it cannot be estimated, with any reasonable certainty, when this temporary suspension will be removed.  The Partnership’s investment in SHK is stated at $3,117,286 at December 31, 2007, and its proportionate share in the earnings of that investment of $(102,714) is included in net income (loss) for the year then ended.  There is uncertainty as to the valuation of the Partnership’s investment in SHK.  Therefore, the General Partner considers it reasonable to establish a side pocket for the Partnership’s interest in SHK effective April 30, 2008, until such time as these funds are released and can be valued with certainty.  Investor units attributed to SHK will be segregated into a side pocket while units not attributed to SHK will continue to be available for redemption.  Redemptions will be in cash for that portion of the Partnership’s assets other than those attributed to SHK while the amount attributed to SHK will continue to be held in the side pocket.  On April 28, 2008, the Partnership submitted a request for full redemption from SHK.

(b)           Capital Resources.  The Partnership's initial offering and sale of Units commenced on May 27, 1987 and ended on July 31, 1987 after having sold $6,130,568 of Units at the initial offering price of $1,000.  The Partnership commenced trading August 3, 1987.  The Partnership continued offering Units through February 29, 1988.  Thereafter additional offerings of the Partnership's Units occurred on April 15, 1988, August 24, 1991, May 14, 1992, November 30, 1992, August 30, 1993 and July 31, 1994.  The offering effective July 31, 1994 was extended on January 31, 1995 and continued through April 30, 1995.  In June 1995, Post-Effective Amendment No. 3 was filed to deregister the Partnership's remaining $20,721,920 of Units.

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

Year-Ended December 31, 2007

The year 2007 had a net loss of $2,082,419 or $248.97 per unit.  At December 31, 2007, partners’ capital totaled $21,423,827, versus $28,174,112 for December 31, 2006, including capital redemptions of $4,584,701.  Net Asset Value per unit at December 31, 2007 amounted to $2,916.78, as compared to $3,164.35 at December 31, 2006.  The Partnership ended the year with a loss of 7.82%.

Fourth Quarter 2007
-------------------------
The fourth quarter saw high volatility in interest rates and equities.  The Partnership had large gains in currencies, with smaller gains in certain agricultural commodities and energy; losses were in stock indices and metals.

The Partnership had a gain of 1.53% in October.  The Partnership had large gains in currencies and stock indices, with smaller gains in energy; losses were in interest rates, metals and certain agricultural commodities.

The Partnership had a gain of 0.09% in November.  The Partnership had large gains in interest rates, with smaller gains in certain agricultural commodities, metals and energy; losses were in stock indices and currencies.

The Partnership had a loss of 0.86% in December.  The Partnership had large losses in currencies, with small losses in interest rates and metals; gains were in certain agricultural commodities, energy and stock indices.

The Partnership ended the quarter with a gain of 0.74%.

Third Quarter 2007
-------------------------
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
--------------------------

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

First Quarter 2007
--------------------------

The first quarter saw volatility in equities and currencies.  The Partnership had large losses primarily in currencies, caused by a large spike in the Yen against the U.S. Dollar and several world currencies in the last couple days of February, which then carried over into March.   The Partnership also saw losses in certain agricultural commodities, energy and interest rates; gains were generally in stock indices and base metals.

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

Year-Ended December 31, 2006

The year 2006 had net income of $1,608,816 or $165.07 per unit.  At December 31, 2006, partners’ capital totaled $28,174,112, versus $30,940,638 December 31, 2005, including capital redemptions of $4,375,342.  Net Asset Value per unit at December 31, 2006 amounted to $3,164.35, as compared to $2,994.02 at December 31, 2005, an increase of 5.69%.

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

Second Quarter 2006

The second quarter once again saw continued volatility in the oil, interest rates and the precious metals markets.  May and June were difficult months for most CTAs and futures funds, primarily due to severe reversals in numerous trends that had been in place for several months.  The trend reversals resulted in earlier gains being wiped out by the end of the quarter.

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

Year-Ended December 31, 2005

The year 2005 had net income of $3,266,075 or $292.29 per unit.  At December 31, 2005, partners’ capital totaled $30,940,638, versus $32,081,653 at December 31, 2004, including capital redemptions of $4,407,090.  Net Asset Value per unit at December 31, 2005 amounted to $2,994.02, as compared to $2,699.92 at December 31, 2004, an increase of 10.91%.

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

(d)  Off-Balance Sheet Arrangements.  Off-balance sheet risk refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss.  The Partnership trades in futures and other commodity interest contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk.  In entering into these contracts, the Partnership faces the market risk that these contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable.  If the markets should move against all of the commodity interest positions of the Partnership at the same time, and if the Partnership were unable to offset positions, the Partnership could lose all of its assets and the limited partners would realize a 100% loss.  The Partnership minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 25%.  All positions of the Partnership are valued each day on a mark-to-market basis.

In addition to market risk, in entering into commodity interest contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Partnership.  The counterparty for futures and options on futures contracts traded in the United States and on most non-U.S. futures exchanges is the clearing organization associated with such exchange.  In general, clearing organizations are backed by the corporate members of the clearing organization who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk.

In cases where the clearing organization is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward contracts, over-the-counter options contracts or swap contracts, which are traded on the interbank or other institutional market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a central clearing organization backed by a group of financial institutions.  As a result, there likely will be greater counterparty credit risk in these transactions.  The Partnership trades only with those counterparties that it believes to be creditworthy.  Nonetheless, the clearing member, clearing organization or other counterparty to these transactions may not be able to meet its obligations to the Partnership, in which case the Partnership could suffer significant losses on these contracts.

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

(e)  Contractual Obligations.  None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Partnership is a Smaller Reporting Company as defined by Rule 229.10(f)(1) and therefore this item is not applicable.

Item 8.	Financial Statements and Supplementary Data.

Financial statements meeting the requirements of Regulation S-X are listed following this report.

Because the Partnership is a Smaller Reporting Company, as defined by Rule 229.10(f)(1), the supplementary financial information required by Item 302 of Regulation S-K is not applicable.

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

Item 9A(T).	Controls and Procedures.

The General partner, with the participation of the General Partner’s President and Chief Financial Officer has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the fiscal year for which this Annual Report on Form 10-K is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  There were no significant changes in the General Partner’s internal controls with respect to the Partnership or in other factors applicable to the Partnership that could materially affect these controls subsequent to the date of their evaluation.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports.

There were no changes in the General Partner’s internal control over financial reporting during the period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The General Partner is responsible for establishing and maintaining adequate internal control over the financial reporting of the Partnership.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The General Partner’s internal control over financial reporting includes those policies and procedures that:

 •   pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

 •   provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements of the Partnership in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the General Partner; and

 •   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on its assessment, management has concluded that, as of December 31, 2007, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

As discussed above, the Partnership does not have any officers, directors or employees.  The General Partner received monthly management fees which aggregated $837,204 for 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)
As of December 31, 2007, a total of 7,377 Units are issued and outstanding, of which 32 Units are to be redeemed in January 2008, representing 1 General Partner and 546 Limited Partners.  As of February 29, 2008, a total of 7,204 Units are issued and outstanding, representing 1 General Partner and 534 Limited Partners of which 22 Units are to be redeemed in March 2008.  The Partnership knows of no one person who owns beneficially more than 5% of the Units of Limited Partnership Interest.

(b)
The General Partner and its principals owned 187 Units as of December 31, 2007, having an aggregate value of $545,791, which is approximately 2.5% of the Net Asset Value of the Partnership.  The General Partner and its principals owned 187 units as of February 29, 2008, having an aggregate value of $560,770, which is approximately 2.6% of the Net Asset Value of the Partnership.

(c)	Changes in control. None have occurred and none are expected.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Partnership's Prospectus, dated July 31, 1994, Pages 16-18, which is incorporated herein by reference, contains information concerning the relationships and transactions between the General Partner, the Clearing Broker and the Partnership.

Item 14.	Principal Accounting Fees and Services.

KBA Group LLP, as principal accountant for the year 2006, and McGladrey & Pullen, LLP, as principal accountant for the year 2007, billed the Partnership aggregate fees for services rendered to the Partnership for the last two years as follows:

	2007	2006

KBA Audit Fees	$48,662	$58,010
McGladrey & Pullen Audit Fees	$10,775	$--

Audit fees relate to the annual audit, quarterly reviews, and assistance with and review of documents filed with the SEC.

Audit-Related Fees.  McGladrey & Pullen, LLP and KBA Group LLP did not have any audit-related fees in 2007 or 2006.

Tax Fees.  McGladrey & Pullen, LLP and KBA Group LLP did not have any fees related to tax compliance, tax advice, and tax planning services for the Partnership in 2007 or in 2006.

All Other Fees.  McGladrey & Pullen, LLP and KBA Group LLP did not have any other fees in 2007 or 2006.

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

PART  IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements.

The following financial statements of the Partnership are included with the 2007 and 2006 Reports of Independent Registered Public Accounting Firms, copies of which are filed herewith as Exhibits 13.1 and 13.2.

Affirmation of ProFutures, Inc.
Report of Independent Registered Public Accounting Firm
Statements of Financial Condition
Condensed Schedules of Investments
Statements of Operations
Statements of Changes in Partners’ Capital
Statements of Cash Flows
Notes to Financial Statements

(a)(2)
The following financial statements for ProFutures Strategic Allocation Trust and Winton Futures Fund, L.P. (US) are included with the 2007 and 2006 Reports of Independent Registered Public Accounting Firms, copies of which are filed herewith as Exhibits 13.3 and 13.4, respectively.

ProFutures Strategic Allocation Trust
Affirmation of ProFutures, Inc.
Report of Independent Registered Public Accounting Firm
Statements of Financial Condition
Condensed Schedules of Investments
Statements of Operations
Statements of Changes in Partners’ Capital
Notes to Financial Statements

Winton Futures Fund L.P. (US)
Affirmation of Altegris Portfolio Management, Inc.
Report of Independent Registered Public Accounting Firm
Statements of Financial Condition
Condensed Schedules of Investments
Statements of Operations
Statements of Changes in Partners’ Capital
Statements of Cash Flows
Notes to Financial Statements

(a)(3)	Exhibits as required by Item 601 of Regulation S-K.

*1.1	Form of Selling Agreement between the Partnership and ProFutures Financial Group, Inc.
*1.2	Form of Additional Selling Agents Agreement between ProFutures Financial Group, Inc. and certain Additional Selling Agents.
*3.1	Agreement of Limited Partnership (attached to the Prospectus as Exhibit A).
*3.2	Subscription Agreement and Power of Attorney (attached to the Prospectus as Exhibit B).

*3.3	Request for Redemption Form (attached to the Prospectus as Exhibit C).
*5.1	Opinion of Counsel as to the legality of the Units.
*8.1	Tax Opinion of Counsel.
*10.4	Form of Consulting Agreement between the Registrant and Kenmar Global Strategies Inc.
*10.6	Form of Amended and Restated Stock Subscription Agreement by and between ABN AMRO Incorporated and ProFutures, Inc.

(b)	Exhibits.

13.1	2006 Report of Independent Registered Public Accounting Firm for the Partnership.

13.2	2007 Report of Independent Registered Public Accounting Firm for the Partnership.

13.3	2007 Report of Independent Registered Public Accounting Firm for ProFutures Strategic Allocation Trust.

13.4	2007 Report of Independent Registered Public Accounting Firm for Winton Futures Fund, L.P. (US).

31.01	Certification of Gary D. Halbert, President, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Debi B. Halbert, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Gary D. Halbert, President, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Debi B. Halbert, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

(c)	Financial Statement Schedules.

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

PROFUTURES DIVERSIFIED FUND, L.P.
(Partnership)

May 15, 2008	By /s/ GARY D. HALBERT
Date	Gary D. Halbert, President and Director
ProFutures, Inc.
General Partner

May 15, 2008	By /s/ DEBI B. HALBERT
Date	Debi B. Halbert, Chief Financial Officer,
Treasurer and Director
ProFutures, Inc.
General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 15, 2008	By /s/ GARY D. HALBERT
Date	Gary D. Halbert, President and Director
ProFutures, Inc.
General Partner

May 15, 2008	By /s/ DEBI B. HALBERT
Date	Debi B. Halbert, Chief Financial Officer,
Treasurer and Director
ProFutures, Inc.
General Partner

PROFUTURES DIVERSIFIED FUND, L.P.

ANNUAL REPORT

December 31, 2007

PROFUTURES DIVERSIFIED FUND, L.P.

______________________

______________________

PAGES

Affirmation of the Commodity Pool Operator	F-1

Reports of Independent Registered Public Accounting Firm	F-2 – F-3

Financial Statements

Statements of Financial Condition	F-4

Condensed Schedules of Investments	F-5 – F-7

Statements of Operations	F-8

Statements of Changes in Partners’ Capital (Net Asset Value)	F-9

Statements of Cash Flows	F-10

Notes to Financial Statements	F-11 – F-24

PROFUTURES DIVERSIFIED FUND, L.P.
AFFIRMATION OF THE COMMODITY POOL OPERATOR
_______________

To the best of the knowledge and belief of the undersigned, the information contained in the Annual Report for the year ended December 31, 2007 is accurate and complete.

/s/ Gary D. Halbert
Gary D. Halbert, President
ProFutures, Inc.
PROFUTURES DIVERSIFIED FUND, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
ProFutures Diversified Fund, L.P.

We have audited the accompanying statement of financial condition, including the condensed  schedule of investments of ProFutures Diversified Fund, L.P. (the Partnership), as of December  31, 2007, and the related statements of operations, cash flows, and changes in partners’ capital (net asset value) for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were unable to complete audit procedures on the Partnership’s investment in SHK Diversified LLC (14.55% of Net Asset Value).  The Partnership’s investment in SHK Diversified LLC is stated at $3,117,286 at December 31, 2007, and its proportionate share in the earnings of that investment of $(102,714), is included in net income (loss) for the year then ended.  As discussed in Note 11 to the financial statements, there is uncertainty as to the valuation of the Partnership’s investment in SHK Diversified LLC and we were unable to satisfy ourselves as to the fair value of the investment in the SHK Diversified LLC.

In our opinion, except for effects of such adjustments, if any, as might have been determined necessary  had we been able to examine sufficient evidence regarding the fair value of SHK Diversified LLC, the financial statements referred to above present fairly, in all material respects, the financial position of ProFutures Diversified Fund, L.P. as of December 31, 2007, and the results of its operations, cash flows, and changes in partners’ capital (net asset value) for the year then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007 included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting and, accordingly,  we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois
May 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
ProFutures Diversified Fund, L.P.

We have audited the accompanying statement of financial condition of ProFutures Diversified Fund, L.P., including the condensed schedule of investments, as of December 31, 2006, and the related statements of operations, changes in partners’ capital (net asset value) for the years ended December 31, 2006 and 2005.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProFutures Diversified Fund, L.P. as of December 31, 2006, and the results of its operations, and the changes in its net asset value for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ KBA GROUP LLP
Dallas, Texas
December 3, 2007

PROFUTURES DIVERSIFIED FUND, L.P. STATEMENTS OF FINANCIAL CONDITION December 31, 2007 and 2006 ____________________
	2007	2006
ASSETS
Equity in broker trading accounts
Cash	$1,433,626	$13,325,595
Option premiums (received) paid	(34,500)	(63,125)
Unrealized gain (loss) on open contracts	5,735	483,877

Deposits with broker	1,404,861	13,746,347

Cash	3,387	3,204
Cash deposits in forward trading collateral accounts	0	5,412,319
Net premiums paid on options on forward currency contracts	0	3,294
Unrealized gain on open forward currency contracts and options on forward currency contracts	0	371,164
Investments in other commodity pools	16,889,459	9,338,122
Redemption receivable from other commodity pool	4,500,000	0

Total assets	$22,797,707	$28,874,450

LIABILITIES
Accounts payable	$97,542	$54,006
Commissions and other trading fees on open contracts	266	5,951
Incentive fees payable	0	62,651
Management fees payable (includes $61,761 and $89,607 payable to the General Partner at December 31, 2007 and 2006, respectively)	70,758	238,977
Redemptions payable	1,205,314	338,753

Total liabilities	1,373,880	700,338

PARTNERS’ CAPITAL (Net Asset Value)
General Partner – 187.1211 units outstanding at December 31, 2007 and 2006	545,791	592,117
Limited Partners – 7,157.9111 and 8,716.4828 units outstanding at December 31, 2007 and 2006	20,878,036	27,581,995

Total partners’ capital (Net Asset Value)	21,423,827	28,174,112

	$22,797,707	$28,874,450
See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2007 and 2006

LONG FUTURES CONTRACTS	2007		2006
Description	Value	% of Net Asset Value	Value	% of Net Asset Value

Agricultural	$0	0.00%	$(480)	(0.00)%
Currency	0	0.00%	38	0.00%
Energy	0	0.00%	(99,060)	(0.35)%
Interest rate	0	0.00%	(50,146)	(0.18)%
Metal (1)	0	0.00%	(18,666)	(0.07)%
Stock index	0	0.00%	193,440	0.69%

Total long futures contracts	$0	0.00%	$25,126	0.09%

SHORT FUTURES CONTRACTS
Description

Agricultural	$0	0.00%	$213	0.00%
Currency	0	0.00%	62,245	0.22%
Energy	0	0.00%	18,760	0.07%
Interest rate	0	0.00%	333,242	1.18%
Metal (2)	0	0.00%	33,416	0.12%
Stock index	4,010	0.02%	-	0.00%

Total short futures contracts	$4,010	0.02%	$447,876	1.59%
Total futures contracts	$4,010	0.02%	$473,002	1.68%

WRITTEN OPTIONS ON FUTURES CONTRACTS
Stock index	$(32,275)	(0.15)%	$(52,250)	(0.19)%

Total written options on futures contracts (premiums received - $34,500 and $63,125, respectively)	$(32,275)	(0.15)%	$(52,250)	(0.19)%

FORWARD CURRENCY CONTRACTS
Long forward currency contracts	$0	0.00%	$(255,674)	(0.91)%
Short forward currency contracts	0	0.00%	625,493	2.22%

Total forward currency contracts	$0	0.00%	$369,819	1.31%

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P. CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED) December 31, 2007 and 2006 ____________________

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS	2007		2006
Description	Value	% of Net Asset Value	Value	% of Net Asset Value

Purchased options on forward currency contracts (premiums paid - $0 and $7,747, respectively)	$0	0.00%	$8,911	0.03%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Written options on forward currency contracts (premiums received - $0 and $4,453, respectively)	$0	0.00%	$(4,272)	(0.02)%

INVESTMENTS IN OTHER COMMODITY POOLS

ProFutures Strategic Allocation Trust (1)
Investment Objective
To achieve capital appreciation by trading U.S. and Non U.S. futures and forward currency contracts
Redemption Provisions
Monthly, with 10 days notice	$5,495,004	25.65%	$0	0.00%

SHK Diversified LLC (2)
Investment Objective
To achieve capital appreciation by trading U.S. and Non U.S. futures and forward currency contracts
Redemption Provisions
Monthly, with 14 days notice	3,117,286	14.55%	0	0.00%

Valhalla Synergy Fund LLC
Investment Objective
To achieve capital appreciation by trading U.S. and Non U.S. futures and forward currency contracts
Redemption Provisions
Quarterly, with 30 days notice	4,419,668	20.63%	0	0.00%

Winton Futures Fund, L.P. (US) – Class B Interests (3)
Investment Objective
To achieve capital appreciation by trading U.S. and Non U.S. futures contracts
Redemption Provisions
Monthly, with 15 days notice	3,857,501	18.01%	9,338,122	33.14%

Total Investments in other commodity pools	$16,889,459	78.84%	$9,338,122	33.14%

(1)	The Managing Owner of ProFutures Strategic Allocation Trust is ProFutures, Inc., the Partnership’s General Partner.
(2)
As of January 31, 2008, the managing member of SHK Diversified LLC temporarily suspended future redemptions from this fund. This  action was taken by the managing member due to a decline in the liquidity of the markets traded by this fund combined with a significant  number of requests for redemptions from this fund. At this time, it cannot be estimated, with any reasonable certainty, when this temporary  suspension will be removed by this fund.

(3)	The General Partner of Winton Futures Fund, L.P. (US) is Altegris Portfolio Management, Inc., an affiliate of Altegris Investments, Inc.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P. CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED) December 31, 2007 and 2006 ____________________

Proportional Share of Investments of Other Commodity Pools as of December 31, 2007 (1)

Money Market Mutual Fund Investments

					% of Net
	Shares	Description	Cost	Value	Asset Value

	2,603,841	UBS Select Prime Institutional Fund	$2,603,841	$2,603,841	12.15%

Open Long and Short Futures Contracts

	No. of		Range of		% of Net
	Contracts	Description	Expiration Dates	Value	Asset Value

		Long Futures Contracts
		Metals
	2,939	Gold	4/2008 to 12/2010	$15,781,819	73.66%
	661	Silver	5/2008 to 7/2010	$2,095,969	9.78%

		Short Futures Contracts
		Metals
	2,964	Gold	2/2008 to 6/2012	$(10,928,866)	(51.01)%
	668	Silver	3/2008 to 12/2010	$(950,826)	(4.44)%

Open Long and Short Forward Contracts

	No. of		Range of		% of Net
	Contracts	Description	Expiration Dates	Value	Asset Value

		Long Forward Contracts
		Metals
	313	Copper	1/2008 to 12/2011	$9,141,316	42.67%
	336	Aluminum	1/2008 to 12/2011	$2,107,432	9.84%

		Short Forward Contracts
		Metals
	314	Copper	1/2008 to 12/2011	$(8,743,537)	(40.81)%
	341	Aluminum	1/2008 to 12/2011	$(2,249,393)	(10.50)%

(1)	Represents the Partnership's proportional share of other commodity pool's individual underlying investments and open
	futures contracts which exceed 5% of the Partnership's Net Asset Value at December 31, 2007.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P. STATEMENTS OF OPERATIONS For the Years Ended December 31, 2007, 2006 and 2005 _______________

	2007	2006	2005
TRADING AND INVESTING GAINS AND (LOSSES)
Gain (loss) from futures and options on futures trading
Realized	$(596,059)	$2,245,198	$6,184,059
Change in unrealized	(478,142)	1,245,726	(1,275,765)
Brokerage commissions	(281,061)	(778,830)	(1,141,416)

Gain (loss) from futures and options on futures trading	(1,355,262)	2,712,094	3,766,878

Realized gain from investment in physical commodities	0	0	580,729

Gain (loss) from trading of forward currency contracts and options on forward currency contracts
Realized	467,487	(691,720)	1,320,214
Change in unrealized	(371,164)	698,045	(47,561)

Gain from forward currency contracts and options on forward currency contracts	96,323	6,325	1,272,653
Gain from investment in other commodity pools, net	492,472	398,122	-

Total trading gains (losses)	(766,467)	3,116,541	5,620,260

NET INVESTMENT INCOME (LOSS)
Income
Interest income	182,150	1,292,259	882,295

Expenses
Incentive fees	69,916	530,112	849,102
Management fees (includes $951,279, $1,128,704 and $1,201,191 charged by the General Partner for the years ended December 31, 2007, 2006, and 2005, respectively)	1,112,227	1,944,002	2,118,910
Operating expenses	430,033	325,870	268,468

Total expenses	1,612,176	2,799,984	3,236,480

General Partner management fees waived	(114,074)	0	0

Net expenses	1,498,102	2,799,984	3,236,480

Net investment income (loss)	(1,315,952)	(1,507,725)	(2,354,185)

NET INCOME (LOSS)	$(2,082,419)	$1,608,816	$3,266,075

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the year of 8,364, 9,746 and 11,174, respectively)	$(248.97)	$165.07	$292.29

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(247.57)	$170.33	$294.10

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P. STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) For the Years Ended December 31, 2007, 2006 and 2005 _______________

	Total
	Number of	Partners' Capital
	Units	General	Limited	Total

Balances at December 31, 2004	11,882	$607,384	$31,474,269	$32,081,653

Net income for the year ended December 31, 2005		52,860	3,213,215	3,266,075

Redemptions	(1,548)	(100,000)	(4,307,090)	(4,407,090)

Balances at December 31, 2005	10,334	560,244	30,380,394	30,940,638

Net income for the year ended December 31, 2006		31,873	1,576,943	1,608,816

Redemptions	(1,431)	0	(4,375,342)	(4,375,342)

Balances at December 31, 2006	8,903	592,117	27,581,995	28,174,112

Net (loss) for the year ended December 31, 2007		(46,326)	(2,036,093)	(2,082,419)

Redemptions	(1,558)	0	(4,667,866)	(4,667,866)

Balances at December 31, 2007	7,345	$545,791	$20,878,036	$21,423,827

	Net Asset Value Per Unit

		December 31,
	2007	2006	2005

	$2,916.78	$3,164.35	$2,994.02

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 (audited), 2006 (unaudited) and 2005 (unaudited)

	2007	2006	2005
OPERATING ACTIVITIES		(unaudited)	(unaudited)
Net income (loss)	$(2,082,419)	$1,608,816	$3,266,075

Adjustment to reconcile net income (loss) to
net cash provided by operating activities
(Gain) loss from other commodity pools, net	(492,472)	(398,122)	0
Change in operating assets and liabilities
(Increase) decrease in cash at broker	11,891,969	9,072,720	1,048,653
(Increase) decrease in options premiums paid	(28,625)	86,675	(23,550)
(Increase) decrease in unrealized gain on open contracts	478,142	(1,245,726)	1,275,765
(Increase) decrease in cash deposits
in forward trading collateral accounts	5,412,319	5,262,593	(1,590,185)
(Increase) decrease in net premiums paid on
options on forward currency contracts	3,294	(3,294)	0
(Increase) decrease in unrealized gain on open
forward currency contracts and options on
forward currency contracts	371,164	(698,045)	47,561
Additions to other commodity pools	(15,803,865)	(9,000,000)	0
Redemptions from other commodity pools	4,245,000	60,000	0
(Decrease) increase in accounts payable	43,536	2,935	18,895
(Decrease) increase in commissions and
other trading fees on open contracts	(5,685)	(34,929)	22,586
(Decrease) increase in incentive fees payable	(62,651)	(234,270)	182,663
(Decrease) increase in management fees payable	(168,219)	(41,525)	(5,158)

Net Cash Provided By (Used In) Operating Activities	3,801,488	4,437,828	4,243,305

FINANCING ACTIVITIES
Redemptions paid	(3,801,305)	(4,437,272)	(4,253,664)

Net Cash Provided By (Used In) Financing Activities	(3,801,305)	(4,437,272)	(4,253,664)

Net Cash increase (decrease) for the year	183	556	(10,359)

Cash at Beginning of the year	3,204	2,648	13,007

Cash at End of the year	$3,387	$3,204	$2,648

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Regulation

As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934.  As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges, futures commission merchants, and interbank market makers through which the Partnership trades.

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

Futures and Forward Currency Contracts

Transactions are accounted for on the trade date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reflected in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.”  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  Brokerage commissions on futures contracts include other trading fees and are charged to expense when contracts are opened.  Fair value of exchange-traded contracts is based upon exchange settlement prices.  Fair value of non-exchange-traded contract is based on third party quoted dealer values on the Interbank market.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Physical Commodities

Physical commodities are stated at the fair value on the valuation date using the closing cash market price.  Transactions are recorded on the trade date.  Realized gains and losses from physical commodity transactions are determined using the identified cost method.  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  Storage fees, sales commissions and delivery charges are reflected as an adjustment to cost or proceeds at the time of the transaction.

Income Taxes

The Partnership is not subject to federal income taxes.  The Partnership prepares calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Partnership’s income, expenses and trading gains or losses.

On January 1, 2007, the Partnership adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.  FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  Adoption of FIN 48 did not have a material impact on the Partnership’s financial statements.

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

Redemptions of Units

Redemptions payable represent redemptions approved by the General Partner prior to the period end, including those that are not effective until subsequent periods.  These

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

redemptions have been recorded as redemptions and redemptions payable, using the period end net asset value per unit, in accordance with the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

Fair Value of Financial Instruments

All of the Partnership’s assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

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

In April 2007 the FASB issued Interpretation No. 39-1, Amendment of FASB Interpretation No. 39 (“FIN 39-1”).  FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff.  It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.  This interpretation is effective for fiscal years beginning after November 15, 2007.  The adoption of FIN 39-1 is not expected to have a material impact on the Partnership’s financial statements.

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

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	GENERAL PARTNER (CONTINUED)

ProFutures, Inc. has a callable stock subscription agreement with MF Global Ltd. (MFG) (formerly Man Financial Inc.), the Partnership’s broker, whereby MFG has subscribed to purchase (up to $7,000,000, subject to conditions set forth in the stock subscription agreement dated October 22, 2004) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner’s net worth requirements.

The Partnership pays the General Partner a monthly management fee of 1/4 of 1% (3% annually) of month-end Net Asset Value.  The General Partner receives an additional monthly management fee of .0625% (.75% annually) of the Partnership’s month-end Net Asset Value for consulting services rendered to the Partnership.

Total management fees earned by ProFutures, Inc. for the years ended December 31, 2007, 2006 and 2005 were $951,279, $1,128,704 and $1,201,191, respectively.  Management fees payable to ProFutures, Inc. as of December 31, 2007 and 2006 were $61,761 and $89,607, respectively.  During the years ended December 31, 2007, 2006 and 2005, the General Partner waived $114,074, $0 and $0, respectively, of its monthly management fee related to the value of the Partnership's net assets invested in ProFutures Strategic Allocation Trust, an affiliated fund also managed by ProFutures, Inc.  The General Partner considers this waiver of management fees necessary given ProFutures, Inc. receives a 2% per annum administration fee from ProFutures Strategic Allocation Trust.

Note 3.	CONSULTANT

The Partnership has entered into a consulting agreement with Altegris Investments, Inc. (Altegris), whereby Altegris will recommend the selection and termination of the Partnership’s trading advisors and the allocation and reallocation of the Partnership’s assets.  Pursuant to the consulting agreement, Altegris receives a monthly consulting fee equal to .0208% (.25% annually) of the Partnership’s month-end Net Asset Value.  Effective April 1, 2007, certain net assets of the Partnership invested  with Altegris affiliated managers are excluded from the month-end Net Asset Value when computing the consulting fees due to Altegris.   The consulting fee (included in management fees in the statement of operations) earned by Altegris for the years ended December 31, 2007, 2006, and 2005 were $21,603, $75,247, and $80,079, respectively.  In addition to the monthly consulting fee, Altegris earns commissions for introducing the Partnership to certain commodity trading advisors and other commodity pools based on the number of trades entered on behalf of the Partnership.

Note 4.	COMMODITY TRADING ADVISORS

As of December 31, 2007, the Partnership has one trading advisory contract with a commodity trading advisor to furnish investment management services to the Partnership, but may, from time to time, have several such trading advisory contracts.  These trading advisors typically receive management fees ranging from 1% to 2% annually of Allocated Net Asset Value (as defined in each respective trading advisory contract).  In addition, the commodity trading advisors typically receive quarterly incentive fees of 20% of Trading Profits (as defined).  Total management fees earned by the trading advisors amounted to $139,345, $740,051 and $837,640 for the years ended December 31, 2007, 2006, and 2005, respectively.  Total incentive fees earned by the trading advisors amounted to $69,916, $530,112 and $849,102 for the years ended December 31, 2007, 2006, and 2005, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 5.	DEPOSITS WITH BROKER

The Partnership deposits funds with MFG to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements.  Margin requirements are satisfied by the deposit of cash with such broker.  Accordingly, assets used to meet margin and other broker or regulatory requirements are partially restricted.  The Partnership earns interest income on its assets deposited with the broker.

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS

Beginning in November 2006, the Partnership invests in other commodity pools.  These investments are subject to the terms of the respective limited partnership agreements and offering memoranda of such other commodity pools, which may, among other things, delay or suspend withdrawal rights under certain circumstances.

Summarized information for these investments is as follows:

	ProFutures Strategic Allocation Trust	SHK Diversified LLC	Valhalla Synergy Fund LLC	Winton Futures Fund,L.P. (US)	Totals

Net Asset Value
December 31, 2005	$0	$0	$0	$0	$0

Additions	0	0	0	9,000,000	9,000,000

Income (loss)	0	0	0	398,122	398,122

Redemptions	0	0	0	(60,000)	(60,000)

Net Asset Value
December 31, 2006	0	0	0	9,338,122	9,338,122

Additions	7,364,000	3,500,000	4,439,865	500,000	15,803,865

Income (loss)	(886,996)	(102,714)	229,803	1,252,379	492,472

Redemptions	(982,000)	(280,000)	(250,000)	(7,233,000)	(8,745,000)

Net Asset Value
December 31, 2007	$5,495,004	$3,117,286	$4,419,668	$3,857,501	$16,889,459

Subsequent to year-end, the Partnership allocated $4,500,000 to ProFutures Strategic Allocation Trust.

ProFutures Strategic Allocation Trust

The Partnership’s investment in ProFutures Strategic Allocation Trust (the “Trust”) is subject to an administration fee, charged by ProFutures, Inc., of 2.00% per annum, a monthly management fee, charged by the commodity trading advisor, of 2.00% per annum, and a quarterly incentive fee, charged by the commodity trading advisor of 20% of trading profits.  For the year ended December 31, 2007, the Partnership’s proportionate share of administration fees, management fees and incentive fees charged by the Trust were approximately $107,000, $116,000 and $32,000, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

ProFutures Strategic Allocation Trust (Continued)

Condensed financial information as of December 31, 2007 and for the year then ended is as follows:

Statement of Financial Condition	December 31, 2007
Assets
Equity in broker trading accounts
Cash	$3,876,110
Unrealized gain on open contracts	66,075
Deposits with broker	3,942,185

Cash and cash equivalents	2,493,158
Subscription in commodity pool paid in advance	7,000,000
Net premiums paid on options on
forward currency contracts	11,338
Unrealized (loss) on open forward and
options on forward currency contracts	(251,518)
Other assets	1,250
Total assets	$13,196,413

Liabilities
Accounts payable	$25,665
Commissions payable	1,982
Management fee payable	69,326
Incentive fee payable	0
Other payables	21,869
Redemptions payable	340,686
Total liabilities	459,528

Total Capital (Net Asset Value)	12,736,885

$13,196,413

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

ProFutures Strategic Allocation Trust (Continued)

Statement of Operations	For the Year Ended December 31, 2007
Trading gains (losses)
Realized	$(983,178)
Change in unrealized	(814,024)
Brokerage commissions	(77,794)
Total trading (losses)	(1,874,996)

Net investment income (loss)
Interest income	583,254
Expenses
Incentive fees	73,475
Management and other fees	583,881
Operating expenses	116,273
Total expenses	773,629
Net investment (loss)	(190,375)
Net (loss)	$(2,065,371)

The accounting principles utilized by ProFutures Strategic Allocation Trust are consistent in all material respects with those utilized by the Partnership.

The Partnership’s investment in ProFutures Strategic Allocation Trust represents approximately 43.1% of the investee fund’s net asset value as of December 31, 2007.

SHK Diversified LLC

Investors in SHK Diversified LLC are charged management fees of 6.00% per annum and a profit share of 25% of trading profits.  For the year ended December 31, 2007, the Partnership’s proportionate share of management fees and profit share charged by SHK Diversified LLC were approximately $186,000 and $0, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

SHK Diversified LLC (Continued)

Condensed financial information as of December 31, 2007 and for the year then ended is as follows:

Statement of Financial Condition	December 31, 2007

Assets
Money market fund	$57,268,220
Equity in broker trading accounts
Cash (due to broker)	$(114,907,191)
Unrealized gain on open contracts	128,343,818
Deposits with broker	13,436,627

Other assets	28,495
Total assets	$70,733,342

Liabilities
Accounts payable	$133,065
Commissions payable	161,822
Management fee payable	303,133
Incentive fee payable	4,686
Subscription received in advance	75,000
Redemptions payable	3,757,503
Total liabilities	4,435,209

Total Capital (Net Asset Value)	66,298,133

$70,733,342

Statement of Operations	For the Year Ended December 31, 2007
Trading gains (losses)
Realized	$(112,834,755)
Change in unrealized	113,795,613
Brokerage commissions	(1,935,994)
Total trading (losses)	(975,136)

Net investment income (loss)
Interest and dividend income	3,809,087
Expenses
Incentive fees	29,702
Management and other fees	3,951,943
Operating expenses	256,804
Total expenses	4,238,449
Net investment (loss)	(429,362)
Net (loss)	$(1,404,498)

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

SHK Diversified LLC (Continued)

The Partnership’s investment in SHK Diversified LLC represents approximately 4.7% of the investee fund’s net asset value as of December 31, 2007.  (See Note 11.)

Valhalla Synergy Fund LLC

Valhalla Synergy Fund LLC invests substantially all of its assets through a “master-feeder” structure into Valhalla Synergy Master Fund Ltd. (the “Master Fund”), a Cayman Islands exempted company.  Valhalla Synergy Fund LLC pays to the manager of the Master Fund a management fee of 2.00% per annum and an annual profit participation allocation of 20% of trading profits.  For the year ended December 31, 2007, the Partnership’s proportionate share of management fees and profit participation allocation charged by the Master Fund were approximately $81,500 and $57,000, respectively.

Valhalla Synergy Fund LLC condensed financial information primarily consists of their investment in the Master Fund and income is allocated from the Master Fund to Valhalla Synergy Fund LLC.

Valhalla Synergy Fund LLC net assets at the end of December 31, 2007 are $59,248,307.  Total net income for the year ended December 31, 2007 is $11,174,271.

The Partnership’s investment in Valhalla Synergy Fund LLC represents approximately 7.46% of the investee fund’s net asset value as of December 31, 2007.

Management of the Partnership believes the accounting principles utilized by Valhalla Synergy Fund LLC are consistent in all material respects with those utilized by the Partnership.

Winton Futures Fund, L.P. (US) – Class B Interests

Class B Interests of the Winton Futures Fund, L.P. (US) are charged management fees of 1.75% annually and incentive fees of 20% of trading profits.  For the years ended December 31, 2007 and 2006, the Partnership’s proportionate share of management fees charged by Winton Futures Fund, L.P. (US) were approximately $144,000 and $27,000, respectively.   For the year ended December 31, 2007 and 2006, the Partnership’s proportionate share of incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $261,000 and $91,000, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Winton Futures Fund, L.P. (US) – Class B Interests (continued)

Condensed financial information as of December 31, 2007 and 2006 and the years then ended is as follows:

Statements of Financial Condition	December 31, 2007	December 31, 2006
	(audited)	(unaudited)

Assets
Equity in broker trading accounts
Cash	$25,952,767	$20,786,496
Unrealized gain on open contracts	1,354,533	2,094,290
Deposits with broker	27,307,300	22,880,786
Cash and cash equivalents	84,729,844	44,437,784
Other assets	54,628	56,373
Total assets	$112,091,772	$67,374,943

Liabilities
Accounts payable	$43,748	$24,127
Commissions payable	31,362	35,826
Management fee payable	115,550	68,970
Service fee payable	59,483	28,148
Incentive fee payable	988,849	657,802
Redemptions payable	4,725,873	1,469,975
Subscriptions received in advance	10,612,046	7,929,000
Total liabilities	16,576,911	10,213,848

Total Capital (Net Asset Value)	95,514,861	57,161,095

	$112,091,772	$67,374,943

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Winton Futures Fund, L.P. (US) – Class B Interests (continued)

Statements of Operations	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Trading gains (losses)
Realized	$15,150,335	$4,746,506
Change in unrealized	(739,757)	1,396,014
Brokerage commissions	(673,160)	(676,866)
Total trading gains	13,737,418	5,465,654

Net investment income (loss)
Interest income	3,810,719	1,783,498
Expenses
Incentive fees	2,765,665	925,800
Management and other fees	1,706,634	828,508
Operating expenses	230,551	94,939
Total expenses	4,702,850	1,849,247
Net investment (loss)	(892,131)	(65,749)
Net income	$12,845,287	$5,399,905

Management of the Partnership believes the accounting principles utilized by Winton Futures Fund, L.P. (US) are consistent in all material respects with those utilized by the Partnership.

The Partnership’s investment in Winton Futures Fund, L.P. (US) represents approximately 4.0% of the investee fund’s net asset value as of December 31, 2007.

Note 7.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Limited Partners have the right to redeem units as of any month-end upon ten (10) days' prior written notice to the Partnership.  Redemptions will be made on the last day of the month for an amount equal to the net asset value per unit, as defined, represented by the units to be redeemed.  The right to obtain redemptions is also contingent upon the Partnership's having property sufficient to discharge its liabilities on the redemption date and may be delayed if the General Partner determines that earlier liquidation of commodity interest positions to meet redemption payments would be detrimental to the Partnership or non-redeeming Limited Partners.

Under certain circumstances, including, but not limited to, the inability to liquidate commodity positions or a delay in payments due the Partnership from commodity brokers, banks, commodity pools or other persons, the Partnership may in turn delay payment to Partners requesting redemption of units.  In that event, payment for redemption of such units will be made to Limited Partners as soon thereafter as is practicable.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	TRADING ACTIVITIES AND RELATED RISKS

The Partnership, directly and through its investment in other commodity pools, engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, physical commodities, forward currency contracts and options on forward currency contracts (collectively, “derivatives”).  The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

The Partnership’s investments in other commodity pools are subject to the market and credit risks of futures contracts, forward currency contracts and other derivative contracts held or sold short by these commodity pools.  The Partnership bears the risk of loss only to the extent of the market value of its respective investment and, in certain specific circumstances, distributions and redemptions received. The General Partner has established risk management procedures to monitor investments in other commodity pools and seeks to minimize risk primarily by investing in commodity pools, which the General Partner believes are reliable and creditworthy.  However, there can be no assurance that any commodity pool invested in will be able to meet its obligations to the Partnership.

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

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2007, 2006 and 2005.  This information has been derived from information presented in the financial statements.

	2007	2006	2005
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$3,164.35	$2,994.02	$2,699.92
Income (loss) from operations:
Total trading and investing gains (losses) (1)	(90.23)	325.03	504.78
Net investment income (loss) (1)	(157.34)	(154.70)	(210.68)
Total income (loss) from operations	(247.57)	170.33	294.10
Net Asset Value per unit at end of year	$2,916.78	$3,164.35	$2,994.02
Total Return	(7.82)%	5.69%	10.89%
Supplemental Data
Ratios to average net asset value: (2) (3)
Expenses prior to incentive fees	5.62%	7.63%	7.60%
Incentive fees	0.27%	1.78%	2.70%
Total expenses	5.89%	9.41%	10.30%
Net investment (loss) (4)	(4.90)%	(3.29)%	(4.79)%

Total returns are calculated based on the change in value of a unit during the year.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

                    ____________________
(1)
The net investment income (loss) per unit is calculated by dividing the net investment income (loss) by the average number of units outstanding during the year.  Total trading and investing gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.  Such balancing amount may differ from the calculation of total trading and investing gains (losses) per unit due to the timing of trading and investing gains and losses during the year relative to the number of units outstanding.

(2)	Excludes the Partnership’s proportionate share of expenses and net investment income (loss) from investments in other commodity pools.
(3)	Ratios for the year ended December 31, 2007, are after the waiver of management fees by the General Partner, equal to 0.45% of average net asset value.
(4)	Excludes incentive fees.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 11.	SUBSEQUENT EVENTS

As of January 31, 2008, the managing member of SHK Diversified LLC (SHK) temporarily suspended future redemptions.  SHK’s managing member indicated to investors that this action was taken due to a decline in the liquidity of the markets traded by SHK combined with a significant number of requests for redemptions.  At this time, it cannot be estimated, with any reasonable certainty, when this temporary suspension will be removed.

The Partnership’s investment in SHK is stated at $3,117,286 at December 31, 2007, and its proportionate share in the earnings of that investment of $(102,714) is included in net income (loss) for the year then ended.  There is uncertainty as to the valuation of the Partnership’s investment in SHK.

Therefore, the General Partner considers it reasonable to establish a side pocket for the Partnership’s interest in SHK effective April 30, 2008, until such time as these funds are released and can be valued with certainty.  Investor units attributed to SHK will be segregated into a side pocket while units not attributed to SHK will continue to be available for redemption.  Redemptions will be in cash for that portion of the Partnership’s assets other than those attributed to SHK while the amount attributed to SHK will continue to be held in the side pocket.

On April 28, 2008, the Partnership submitted a request for full redemption from SHK.

PROFUTURES STRATEGIC
ALLOCATION TRUST

ANNUAL REPORT

December 31, 2007

PROFUTURES STRATEGIC ALLOCATION TRUST

______________________

______________________

PAGES

Affirmation of the Commodity Pool Operator	F-27

Independent Auditor’s Report	F-28

Financial Statements

Statements of Financial Condition	F-29

Condensed Schedules of Investments	F-30

Statements of Operations	F-31

Statements of Changes in Unitholders’ Capital (Net Asset Value)	F-32

Notes to Financial Statements	F-33 – F-37

INDEPENDENT AUDITOR’S REPORT

To the Unitholders
ProFutures Strategic Allocation Trust

We have audited the accompanying statements of financial condition of ProFutures Strategic Allocation Trust, including the condensed schedules of investments, as of December 31, 2007 and 2006, and the related statements of operations and changes in unitholders’ capital (net asset value) for the years then ended.  These financial statements are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProFutures Strategic Allocation Trust as of December 31, 2007 and 2006, and the results of its operations and the changes in its net asset values for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Arthur F. Bell, Jr. & Associates, L.L.C.

March 10, 2008

PROFUTURES STRATEGIC ALLOCATION TRUST
STATEMENTS OF FINANCIAL CONDITION
December 31, 2007 and 2006
____________________

	2007	2006
ASSETS
Equity in broker trading accounts
Cash	$3,876,110	$4,323,998
Unrealized gain on open contracts	66,075	270,867

Deposits with broker	3,942,185	4,594,865

Cash	2,649	12,960
Cash deposits in forward trading collateral accounts	2,490,509	5,292,790
Investment in Winton Futures Fund, L.P. (US)
paid in advance	7,000,000	0
Net premiums paid on options
on forward currency contracts	11,338	3,378
Unrealized gain (loss) on open forward currency
contracts and options on forward currency contracts	(251,518)	357,714
Other assets	1,250	1,250

Total assets	$13,196,413	$10,262,957

LIABILITIES
Accounts payable	$25,665	$23,467
Commissions and other trading fees on open contracts	1,982	3,347
Management fee payable	69,326	49,431
Trust administration fee payable	21,869	17,006
Redemptions payable	340,686	90,979

Total liabilities	459,528	184,230

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Owner - 10 units outstanding at December 31, 2007 and 2006	16,676	19,170
Other Unitholders - 7,552 and 5,196 units outstanding at December 31, 2007 and 2006	12,720,209	10,059,557

Total unitholders’ capital
(Net Asset Value)	12,736,885	10,078,727

	$13,196,413	$10,262,957

See accompanying notes.

PROFUTURES STRATEGIC ALLOCATION TRUST
CONDENSED SCHEDULES OF INVESTMENTS
December 31, 2007 and 2006
____________________

	2007		2006
LONG FUTURES CONTRACTS

Description	Value	% of Net Asset Value	Value	% of Net Asset Value

Energy	$26,374	0.21%	$(91,760)	(0.91)%
Interest rate	24,970	0.20%	(12,250)	(0.12)%
Metal	2,710	0.02%	(15,091)	(0.15)%
Stock index	41,014	0.32%	108,998	1.08%

Total long futures contracts	$95,068	0.75%	$(10,103)	(0.10)%

SHORT FUTURES CONTRACTS

Energy	$(25,489)	(0.20)%	$0	0.00%
Interest rate	(13,379)	(0.11)%	274,479	2.72%
Metal	7,335	0.06%	6,491	0.06%
Stock index	2,540	0.02%	0	0.00%

Total short futures contracts	$(28,993)	(0.23)%	$280,970	2.78%

Total futures contracts	$66,075	0.52%	$270,867	2.68%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Purchased options on forward currency
contracts (premiums paid - $25,946
and $7,747, respectively)	$17,290	0.14%	$8,912	0.09%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Written options on forward currency
contracts (premiums received - $14,608
and $4,369, respectively)	$(6,702)	(0.05)%	$(4,170)	(0.04)%

FORWARD CURRENCY CONTRACTS

Long forward currency contracts	$(257,978)	(2.03)%	$(251,948)	(2.50)%
Short forward currency contracts	7,210	0.06%	608,298	6.04%

Total forward currency contracts	$(250,768)	(1.97)%	$356,350	3.54%

See accompanying notes.

PROFUTURES STRATEGIC ALLOCATION TRUST
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007 and 2006
_______________

	2007	2006
TRADING GAINS (LOSSES)
Gain (loss) from futures trading
Realized	$(447,378)	$430,878
Change in unrealized	(204,792)	279,051
Brokerage commissions	(77,794)	(49,435)

Gain (loss) from futures trading	(729,964)	660,494

Gain (loss) from trading of forward currency contracts and options on forward currency contracts
Realized	(535,800)	(576,342)
Change in unrealized	(609,232)	667,421

Gain (loss) from trading of forward currency contracts and options on forward currency contracts	(1,145,032)	91,079

Total trading gains (losses)	(1,874,996)	751,573

NET INVESTMENT INCOME (LOSS)
Income
Interest income	583,254	441,409

Expenses
Incentive fee	73,475	83,664
Management fee	291,697	207,835
Trust administration fee	292,184	208,182
Operating expenses	116,273	99,949

Total expenses	773,629	599,630

Net investment (loss)	(190,375)	(158,221)

NET INCOME (LOSS)	$(2,065,371)	$593,352

See accompanying notes.

PROFUTURES STRATEGIC ALLOCATION TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Years Ended December 31, 2007 and 2006
_______________

	Total	Unitholders' Capital
	Number of Units	Managing Owner	Other Unitholders	Total

Balances at December 31, 2005	5,817	$17,975	$10,543,075	$10,561,050

Net income for the year ended December 31, 2006		1,195	592,157	593,352

Additions	607	0	1,123,456	1,123,456

Redemptions	(1,218)	0	(2,199,131)	(2,199,131)

Balances at December 31, 2006	5,206	19,170	10,059,557	10,078,727

Net (loss) for the year ended December 31, 2007		(2,494)	(2,062,877)	(2,065,371)

Additions	3,789	0	7,364,000	7,364,000

Redemptions	(1,433)	0	(2,640,471)	(2,640,471)

Balances at December 31, 2007	7,562	$16,676	$12,720,209	$12,736,885

	Net Asset Value Per Unit
	December 31,
	2007	2006	2005

	$1,684.31	$1,936.15	$1,815.48

See accompanying notes.

PROFUTURES STRATEGIC ALLOCATION TRUST
NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Trust

ProFutures Strategic Allocation Trust (the Trust) is a Delaware business trust, which operates as a commodity investment pool.  The Trust engages in the speculative trading of futures contracts, interbank forward currency contracts and options on forward currency contracts.  It is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Trust trades.

B.	Method of Reporting

The Trust’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Trust’s management.  Gains or losses are realized when contracts are liquidated.  Net unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reflected in the statement of financial condition.  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

C.	Brokerage Commissions

Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

D.	Income Taxes

The Trust prepares calendar year U.S. and applicable state information tax returns and reports to the unitholders their allocable shares of the Trust’s income, expenses and trading gains or losses.

Effective January 1, 2007, the Trust adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48) entitled “Accounting For Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.”  FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  The adoption of FIN 48 had no impact on the Trust’s financial statements.

E.	Organizational Charge

The Managing Owner pays all organizational and offering costs of the Trust.  As reimbursement for such costs, the Managing Owner (or the Selling Agent, ProFutures Financial Group, Inc., a broker/dealer affiliate of the Managing Owner) receives an organizational charge of 1% of the subscription amount of each subscriber to the Trust (excluding some subscribers who are affiliated funds or who transferred their interests from affiliated funds during 2007 and 2006). Additions are reflected in the statement of changes in unitholders’ capital (net asset value) net of such organizational charge totaling $0 and $4,248 for the years ended December 31, 2007 and 2006, respectively.

PROFUTURES STRATEGIC ALLOCATION TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F.	Foreign Currency Transactions

The Trust’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

G.	Redemption of Units

Redemptions payable at December 31, 2007, includes redemptions approved by the Managing Owner prior to January 1, 2008, which are not effective until January 31, 2008.  These redemptions have been recorded as redemptions and redemptions payable at December 31, 2007, using the December 31, 2007 net asset value per unit, in accordance with the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

H.	Recently Issued Accounting Pronouncement

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

Note 2.	MANAGING OWNER

The Managing Owner of the Trust is ProFutures, Inc., which conducts and manages the business of the Trust.  The Declaration of Trust and Trust Agreement (Trust Agreement) requires the Managing Owner and its principals and/or affiliates to contribute to the Trust such amounts that are at least equal to the lesser of 1% of the total capital contributions to the Trust or $500,000, but in no event shall the Managing Owner and its principals and/or affiliates make contributions of less than .2% of the total capital contributions to the Trust.  At December 31, 2007 and 2006, the capital accounts of the Managing Owner and its principals and/or affiliates, including the capital account of an affiliated commodity pool, totaled $6,701,588 and $1,386,993, respectively.

The Trust Agreement also requires that the Managing Owner maintain a net worth of not less than the greater of $50,000 or at least 5% of the total contributions to the Trust and all other partnerships of which the Managing Owner is manager.  In no event shall the Managing Owner be required to maintain a net worth in excess of $1,000,000.

PROFUTURES STRATEGIC ALLOCATION TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	MANAGING OWNER (CONTINUED)

ProFutures, Inc. has a callable stock subscription agreement with MF Global Ltd. (MFG) (formerly Man Financial Inc.), whereby MFG has subscribed to purchase (up to $7,000,000, subject to conditions set forth in the stock subscription agreement dated October 22, 2004) the number of shares of common stock of ProFutures, Inc. necessary to maintain the Managing Owner’s net worth requirements.

The Trust pays the Managing Owner a monthly trust administration fee equal to 1/6 of 1% (2% annually) of month-end Net Assets (as defined in the Trust Agreement).

Note 3.	TRUSTEE

The Trustee of the Trust is US Bank Trust, National Association, a national banking association.  The Trustee has delegated to the Managing Owner all of the power and authority to manage the business and affairs of the Trust and has only nominal duties and liabilities with respect to the Trust.

Note 4.	COMMODITY TRADING ADVISOR

The Trust has an advisory contract with Campbell & Company, Inc., pursuant to which the Trust pays a monthly management fee of 1/6 of 1% (2% annually) of month-end Net Assets (as defined in the Advisory Contract) and a quarterly incentive fee equal to 20% of New Trading Profit (as defined).

Note 5.	DEPOSITS WITH BROKER

The Trust deposits funds with MFG to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements.  Margin requirements are satisfied by the deposit of cash with such broker.  Accordingly, assets used to meet margin and other broker or regulatory requirements are partially restricted.  The Trust earns interest income on its assets deposited with the broker.

Note 6.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Trust are made by subscription agreement, subject to acceptance by the Managing Owner.

The Trust is not required to make distributions, but may do so at the sole discretion of the Managing Owner.  A Unitholder may request and receive redemption of units owned, subject to restrictions in the Trust Agreement.

Note 7.	TRADING ACTIVITIES AND RELATED RISKS

The Trust engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and options on forward currency contracts (collectively, derivatives).  The Trust is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

PROFUTURES STRATEGIC ALLOCATION TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

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

For derivatives, risks arise from changes in the market value of the contracts.  Theoretically, the Trust is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short.  As both a buyer and seller of options on forward currency contracts, the Trust pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.  Written options expose the Trust to potentially unlimited liability, and purchased options expose the Trust to a risk of loss limited to the premiums paid.

The Trust has a substantial portion of its assets on deposit with financial institutions in connection with its trading of forward currency contracts and options on forward currency contracts and its cash management activities.  Assets deposited with financial institutions in connection with the Trust’s trading of forward currency contracts and options on forward currency contracts is partially restricted due to deposit or margin requirements.  In the event of a financial institution’s insolvency, recovery of Trust assets on deposit may be limited to account insurance or other protection afforded such deposits.  Additionally, since forward currency contracts and options on forward currency contracts are traded in unregulated markets between principals, the Trust also assumes the risk of loss from counterparty nonperformance.

The Managing Owner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so.  The Managing Owner’s basic market risk control procedures consist of continuously monitoring the trading activity of the various commodity trading advisors, with the actual market risk controls being applied by the advisors themselves. The Managing Owner seeks to minimize credit risk primarily by depositing and maintaining the Trust’s assets at financial institutions and brokers, which the Managing Owner believes to be creditworthy.  The Unitholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 8.	INVESTMENT IN WINTON FUTURES FUND, L.P. (US) PAID IN ADVANCE

On December 26, 2007, the Trust invested $7,000,000 in the Winton Futures Fund, L.P. (US).  The investment in the Winton Futures Fund, L.P. (US) is effective January 1, 2008.  Winton Futures Fund, L.P. (US) is a commodity pool that engages in the trading of futures and forward contracts.  The Trust can redeem its investment in the Winton Futures Fund, L.P. (US) monthly, with 15 days notice.

PROFUTURES STRATEGIC ALLOCATION TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 9.	INDEMNIFICATIONS

In the normal course of business, the Trust enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications.  The Trust’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred.  The Trust expects the risk of any future obligation under these indemnifications to be remote.

Note 10.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2007 and 2006.  This information has been derived from information presented in the financial statements.

	2007	2006
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$1,936.15	$1,815.48
Income (loss) from operations:
Total trading gains (losses)(1)	(227.96)	148.43
Net investment (loss)(1)	(23.88)	(27.76)
Total income (loss) from operations	(251.84)	120.67
Net asset value per unit at end of year	$1,684.31	$1,936.15
Total Return	(13.01)%	6.65%
Supplemental Data
Ratios to average net asset value:
Expenses prior to incentive fee	4.75%	5.00%
Incentive fee	0.50%	0.81%
Total expenses	5.25%	5.81%
Net investment (loss)(2)	(0.79)%	(0.72)%

Total returns are calculated based on the change in value of a unit during the year.  An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)
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

(2)	Excludes the incentive fee.

Note 11.	SUBSEQUENT EVENT

Effective January 1, 2008, the Trust will allocate its assets to Campbell & Company, Inc. and Winton Futures Fund, L.P. (US), which is managed by Winton Capital Management Limited and Altegris Portfolio Management, Inc.  The Managing Owner may from time to time, at its discretion, select new or replacement advisors or funds and change the percentage of assets allocated to existing advisors and funds.

WINTON FUTURES FUND, L.P. (US)

FINANCIAL STATEMENTS

YEARS ENDED
DECEMBER 31, 2007 AND 2006

WINTON FUTURES FUND, L.P. (US)

____________

_____________

PAGES
Affirmation of the Commodity Pool Operator	F-40

Independent Auditor’s Report	F-41

Financial Statements

Statements of Financial Condition	F-42

Condensed Schedules of Investments	F-43 – F-44

Statements of Operations	F-45

Statements of Changes in Partners’ Capital (Net Asset Value)	F-46

Statements of Cash Flows	F-47

Notes to Financial Statements	F-48 – F-52

Supplementary Information

Schedules of Partners’ Capital Accounts	F-53 – F-65

WINTON FUTURES FUND, L.P. (US)
AFFIRMATION OF THE COMMODITY POOL OPERATOR

To the Partners of
Winton Futures Fund, L.P. (US)

To the best of the knowledge and belief of the undersigned, the information contained in this Annual Report for the years ended December 31, 2007 and 2006 is accurate and complete.

By:	/s/ Robert J. Amedeo
Altegris Portfolio
Management, Inc.
Commodity Pool Operator for
Winton Futures Fund, L.P.
(US)
By: Robert J. Amedeo, Vice
President

INDEPENDENT AUDITORS' REPORT

To the Partners of

Winton Futures Fund, L.P. (US)

We have audited the accompanying statements of financial condition, including the condensed schedules of investments of Winton Futures Fund, L.P. (US) (A Colorado Limited Partnership) as of December 31, 2007 and 2006, and the related statements of operations, changes in partners’ capital and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winton Futures Fund, L.P. (US) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole.  The information contained on pages F-54 through F-65 is presented for purposes of additional analysis and is not required for a fair presentation of the financial statements, but is supplementary information required by Regulation 4.22 of the Commodity Futures Trading Commission.  Such information has been subjected to the auditing procedures applied in our audits of the financial statements, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ SPICER JEFFRIES LLP

Greenwood Village, Colorado
March 18, 2008

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF FINANCIAL CONDITION
December 31, 2007 and 2006

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF FINANCIAL CONDITION
December 31, 2007 and 2006

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2007 and 2006

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2007 and 2006
_______________

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
Years Ended December 31, 2007 and 2006
_______________

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006
_______________

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)

NOTES TO FINANCIAL STATEMENTS
_______________

NOTE 1  -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

General Description of the Partnership
The Partnership was organized as a limited partnership in Colorado in March 1999, and will continue until December 31, 2035, unless sooner terminated as provided for in the Amended Agreement of Limited Partnership (“Agreement”).  The Partnership's general partner is Altegris Portfolio Management, Inc. (the "General Partner").  The Partnership speculatively trades commodity futures contracts, options on futures contracts, forward contracts and other commodity interests.  The objective of the Partnership’s business is appreciation of its assets.

Valuation of Investments
Open commodity futures contracts are valued at the closing market quotations on the last business day of the month.  Brokerage commissions are accrued on a full-turn basis.

Capital Accounts and Allocation of Income and Losses
The Partnership accounts for subscriptions, allocations and redemptions on a per partner capital account basis.

Income and losses from Winton Futures Fund, L.P. (the "Partnership") are allocated pro rata among the partners based on their respective capital accounts as of the end of each month in which the items accrue pursuant to the terms of the Amended Agreement of Limited Partnership.

Income Taxes
The Partnership is not subject to federal income taxes; each partner reports his allocable share of income, gain, loss, deductions or credits on their own income tax return.

Cash and Cash Equivalents
Cash equivalents represent short-term highly liquid investments with maturities of 90 days or less and include money market accounts, securities purchased under agreements to resell, commercial paper, and U.S. Government and agency obligations with variable rate and demand features that qualify them as cash equivalents.  These cash equivalents, with exception of securities purchased under agreement to resell, are stated at amortized cost, which approximates fair value.  Securities purchased under agreements to resell, with overnight maturity, are collateralized by U.S. Government and agency obligations, and are carried at the amounts at which the securities will subsequently be resold plus accrued interest.

Method of Reporting

The Partnership’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership’s management.  Actual results could differ from those estimates.

WINTON FUTURES FUND, L.P. (US)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Reclassification
Certain amounts in the 2006 financial statements were reclassified to conform with the 2007 presentation.

Recently Issued Accounting Pronouncement
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157).  FAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. While FAS 157 does not require any new fair value measurements, for some entities, the application of FAS 157 may change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The implementation of FAS 157 is not expected to have a material impact on the Partnership’s financial statements.

NOTE 2  -  GREEMENTS AND RELATED PARTIES

Advisory Contract
The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Limited ("Advisor").  The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined).  However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined).

Brokerage Agreements
FIMAT USA, LLC became the Partnership’s commodity broker (the “Clearing Broker”) during 2007, pursuant to the terms of a brokerage agreement. Prior to FIMAT USA, LLC, Man Financial Inc. acted as the Partnership's commodity broker.  The Partnership pays brokerage commissions to the Clearing Broker for clearing trades on its behalf.

General Partner Management Fee
The General Partner receives from the Partnership a monthly management fee equal to 0.0625% (0.75% annually) for Class A, 0.146% (1.75% annually) for Class B, and currently 0.125% (1.5% annually) for Special Interests of the Partnership's management fee net asset value (as defined).  The General Partner may declare any limited partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other limited partners.

WINTON FUTURES FUND, L.P. (US)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________
NOTE 2  -  AGREEMENTS AND RELATED PARTIES (CONTINUED)

Service Fees

Class A of the Partnership pays selling agents an ongoing payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month end as compensation for their continuing services to the limited partners.

Related Party

Altegris Investments, Inc. (“Altegris”), an affiliate of the General Partner, is registered as a broker-dealer with the Securities and Exchange Commission and an independent introducing broker registered with the Commodity Futures Trading Commission. Altegris has entered into a selling agreement with the Partnership where it receives 2% per annum as continuing compensation for interests sold by Altegris that are outstanding at month end. Altegris, as the Partnership’s introducing broker, also receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. For the years ended December 31, 2007 and 2006, commissions and continuing compensation received by Altegris amounted to $639,040 and $493,601, respectively.

Subscriptions, Distributions and Redemptions

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner.

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  A Limited Partner may request and receive redemption of capital, subject to restrictions in the Agreement.  The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner.

NOTE 3  -  FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND UNCERTAINTIES

The Partnership participates in the speculative trading of commodity futures contracts, substantially all of which are subject to margin requirements.  The minimum amount of margin required for each contract is set from time to time in response to various market factors by the respective exchanges.  Further, the Clearing Broker has the right to require margin in excess of the minimum exchange requirement.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of brokers to perform under the terms of their contracts (credit risk).

All of the contracts currently traded by the Partnership are exchange traded.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over the counter transactions since, in over the counter transactions, the Partnership must rely solely on the credit of their respective individual counterparties.  However if, in the future, the Partnership were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance.  The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any.

WINTON FUTURES FUND, L.P. (US)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 3  -  FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND UNCERTAINTIES (CONTINUED)

The Partnership also has credit risk since the sole counterparty to all domestic futures contracts is the exchange clearing corporation.  In addition, the Partnership bears the risk of financial failure by the Clearing Broker.

The Partnership's policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting and control procedures.  In addition, the Partnership has a policy of reviewing the credit standing of each clearing broker or counterparty with which it conducts business.

The Partnership has cash with Wilmington Trust (Custodian) in excess of the FDIC insurance coverage of $100,000.  At December 31, 2007, the Partnership had $10,525,771 in excess of the FDIC insurance coverage limit which is subject to loss should the Custodian cease operations.

The Partnership utilizes Horizon Cash Management, L.L.C. (Horizon) to manage cash not held with the Clearing Broker or Custodian.  At December 31, 2007, the asset balance with Horizon was $74,106,351.

NOTE 4  -  INDEMNIFICATIONS

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

WINTON FUTURES FUND, L.P. (US)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 5  -  FINANCIAL HIGHLIGHTS
The following information presents the financial highlights of the Partnership for the years ended December 31, 2007 and 2006.  This information has been derived from information presented in the financial statements.

	2007
			Special
	Class A	Class B	Interests

Total return for Limited Partners	13.61%	14.97%	15.45%

Ratio to average net asset value
Expenses prior to incentive fee (1)	3.05%	2.03%	1.77%
Incentive fee	3.46%	3.33%	2.87%

Total expenses	6.51%	5.36%	4.64%

Net investment income (1) (2)	1.51%	2.56%	2.79%

	2006
			Special
	Class A	Class B	Interests

Total return for Limited Partners	13.31%	14.53%	14.37%

Ratio to average net asset value
Expenses prior to incentive fee (1)	3.00%	1.98%	1.73%
Incentive fee	2.19%	2.22%	2.34%

Total expenses	5.19%	4.20%	4.07%

Net investment income (1) (2)	1.32%	2.32%	2.59%

Total returns and the ratios to average net asset value are calculated for Limited Partners’ capital taken as a whole. An individual Limited Partner’s total returns and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals.

(1)	Includes offering costs.
(2)	Excludes incentive fee.

SUPPLEMENTARY INFORMATION

WINTON FUTURES FUND, L.P. (US)

SCHEDULE OF PARTNERS’ CAPITAL ACCOUNTS
DECEMBER 31, 2007, 2006 AND 2005

Partner Identification Number	Capital Balance December 31, 2007	Capital Balance December 31, 2006	Capital Balance December 31, 2005
General Partner	$ 2,899	$ 2,543	$ 2,242
1006	72,501	63,592	56,056
1008	-	-	151,993
1010	72,501	63,592	56,056
1015	-	-	56,056
1016	28,205	40,228	53,781
1018	72,501	63,592	56,056
1019	-	-	48,618
1024	-	52,689	46,446
1030	69,558	61,011	53,781
1038	65,703	57,630	50,800
1043	64,898	56,923	50,178
1052	39,084	34,282	30,219
1063	117,900	103,412	91,158
1065	104,910	92,018	81,114
1067	20,237	58,651	51,182
1071	71,137	54,217	47,792
1072	3,174,621	2,756,595	2,405,562
1073	1,132,791	983,629	858,370
1076	89,250	78,283	69,006
1077	75,932	66,602	58,709
1081	77,844	68,278	60,187
1082	255,283	223,914	197,380
1083	38,932	33,806	29,501
1084	75,933	66,603	58,710
1085	44,773	38,877	15,833
1086	72,869	63,915	56,341
1087	72,869	63,915	56,341
1088	72,869	63,915	56,341
1089	-	-	56,341
1090	29,043	55,337	95,480
1091	-	-	273,237
1092	134,356	117,847	104,159
1093	70,679	61,994	54,647
1094	29,524	50,670	54,619

WINTON FUTURES FUND, L.P. (US)

SCHEDULE OF PARTNERS’ CAPITAL ACCOUNTS (CONTINUED)
DECEMBER 31, 2007, 2006 AND 2005

Partner Identification Number	Capital Balance December 31, 2007	Capital Balance December 31, 2006	Capital Balance December 31, 2005
1094	29,524	50,670	54,619
1095	-	-	51,238
1096	-	-	51,238
1097	-	-	153,714
1098	-	-	25,619
1099	-	-	51,238
1100	33,135	29,063	25,619
1101	124,570	58,126	51,238
1102	-	-	132,558
1103	331,346	290,630	256,190
1104	130,971	114,878	101,265
1105	-	-	30,916
1106	66,642	58,453	51,526
1107	-	-	776,729
1108	69,789	61,213	53,959
1109	-	43,063	37,960
1110	-	-	75,061
1113	69,789	61,213	53,959
1114	124,104	61,213	53,959
1115	69,789	61,213	53,959
1116	69,789	61,213	53,959
1117	-	-	103,698
1118	-	54,847	48,348
1119	-	-	53,959
1120	-	122,426	107,919
1121	-	58,702	51,746
1122	-	-	51,746
1123	65,186	57,176	50,401
1124	-	-	103,492
1125	-	-	51,746
1126	66,926	58,702	51,746
1127	70,763	62,067	54,712
1128	64,330	56,425	49,738
1129	96,494	84,637	74,608
1130	-	-	1,196,397
1131	53,683	47,087	41,507
1132	321,648	282,124	248,692
1133	186,572	163,646	99,477

WINTON FUTURES FUND, L.P. (US)

SCHEDULE OF PARTNERS’ CAPITAL ACCOUNTS (CONTINUED)
DECEMBER 31, 2007, 2006 AND 2005

Partner Identification Number	Capital Balance December 31, 2007	Capital Balance December 31, 2006	Capital Balance December 31, 2005
1134	64,330	56,425	49,738
1136	-	-	51,484
1137	256,923	150,095	109,350
1138	-	87,607	77,225
1139	-	58,405	51,484
1140	-	-	131,798
1141	66,587	58,405	51,484
1142	66,587	58,405	51,484
1143	71,914	63,077	55,602
1144	-	111,301	98,112
1145	63,447	55,651	49,056
1146	-	-	24,528
1147	-	55,651	49,056
1148	63,447	55,651	49,056
1149	88,826	77,911	68,678
1150	-	55,651	49,056
1151	291,856	255,993	225,658
1152	-	54,545	48,081
1153	-	-	48,081
1154	162,512	142,543	125,333
1156	-	-	96,163
1157	-	109,090	96,163
1158	-	-	96,163
1159	62,186	54,545	48,081
1160	-	-	457,773
1161	142,195	223,404	197,799
1162	-	-	297,931
1163	-	55,851	49,450
1164	-	55,851	49,450
1165	-	279,255	247,249
1166	63,675	55,851	49,450
1167	-	-	98,900
1168	318,377	279,255	247,249
1169	63,675	55,851	49,450
1170	-	-	6,574,214
1171	-	-	45,579
1172	-	104,495	91,158
1173	59,567	52,247	45,579

WINTON FUTURES FUND, L.P. (US)

SCHEDULE OF PARTNERS’ CAPITAL ACCOUNTS (CONTINUED)
DECEMBER 31, 2007, 2006 AND 2005

Partner Identification Number	Capital Balance December 31, 2007	Capital Balance December 31, 2006	Capital Balance December 31, 2005
1174	59,567	52,247	45,579
1175	59,567	52,247	45,579
1176	59,567	52,247	45,579
1177	-	-	91,158
1178	-	52,247	45,579
1179	29,783	26,124	22,790
1180	59,567	52,247	45,579
1181	59,567	52,247	45,579
1182	52,048	45,653	39,826
1183	1,287,371	1,117,852	1,829,121
1184	24,390	21,179	18,291
1185	-	-	49,203
1186	-	-	156,467
1187	63,358	55,573	49,203
1188	314,605	273,179	239,441
1189	64,978	56,994	50,617
1190	-	170,981	151,852
1191	438,901	384,969	101,235
1192	-	-	57,704
1193	64,978	56,994	50,617
1194	307,351	269,584	239,079
1195	-	-	101,093
1196	51,582	45,244	45,049
1197	-	-	50,617
1198	64,978	56,994	50,617
1199	-	-	95,140
1200	61,656	54,080	47,570
1201	61,657	54,080	47,570
1202	-	568,691	-
1203	116,602	54,633	-
1204	37,372	32,780	-
1205	1,526,126	1,633,827	-
1206	3,310,669	1,874,728	-
1207	9,464,774	5,413,999	-
1208	3,421,323	2,536,398	-
1209	-	117,638	-

WINTON FUTURES FUND, L.P. (US)

SCHEDULE OF PARTNERS’ CAPITAL ACCOUNTS (CONTINUED)
DECEMBER 31, 2007, 2006 AND 2005

Partner Identification Number	Capital Balance December 31, 2007	Capital Balance December 31, 2006	Capital Balance December 31, 2005
1210	63,923	112,136	-
1211	127,846	112,136	-
1212	127,846	112,136	-
1213	314,821	276,136	-
1214	127,846	112,136	-
1216	9,368,857	8,915,622	-
1217	97,081	85,152	-
1218	61,789	54,196	-
1219	-	270,982	-
1220	-	162,589	-
1221	3,340,303	2,160,396	-
1222	57,876	50,764	-
1223	597,495	518,819	-
1224	587,570	515,369	-
1225	29,378	25,768	-
1226	29,378	25,768	-
1227	-	103,074	-
1228	60,862	53,383	-
1229	1,229,398	1,067,514	-
1230	96,795	84,901	-
1231	120,994	106,126	-
1232	60,497	53,063	-
1233	60,497	53,063	-
1234	302,484	265,314	-
1235	122,586	107,522	-
1236	120,134	105,372	-
1237	268,647	235,635	-
1238	118,298	53,761	-
1240	99,730	55,770	-
1241	30,793	27,009	-
1242	110,856	97,234	-
1243	61,587	54,019	-
1244	61,587	54,019	-
1245	67,036	58,799	-

WINTON FUTURES FUND, L.P. (US)

SCHEDULE OF PARTNERS’ CAPITAL ACCOUNTS (CONTINUED)
DECEMBER 31, 2007, 2006 AND 2005

Partner Identification Number	Capital Balance December 31, 2007	Capital Balance December 31, 2006	Capital Balance December 31, 2005
1246	61,587	54,019	-
1248	59,229	51,951	-
1249	-	103,902	-
1250	29,614	25,975	-
1251	29,614	25,975	-
1252	59,229	51,951	-
1253	59,229	51,951	-
1254	59,229	51,951	-
1255	59,229	51,951	-
1256	592,289	519,508	-
1257	59,229	51,951	-
1258	116,089	101,824	-
1259	116,089	101,824	-
1260	120,336	105,549	-
1261	60,168	52,775	-
1262	120,336	105,549	-
1263	-	52,775	-
1264	108,303	94,994	-
1265	39,711	34,831	-
1266	90,252	79,162	-
1267	43,321	37,998	-
1268	30,084	26,387	-
1269	-	105,549	-
1270	55,127	48,353	-
1271	118,863	104,257	-
1272	178,295	156,386	-
1273	352,880	102,172	-
1274	267,305	117,498	-
1275	-	127,715	-
1276	196,727	102,172	-
1277	34,649	30,391	-
1278	89,148	78,193	-
1279	269,820	236,664	-
1280	-	52,129	-
1281	493,122	156,386	-
1282	3,857,501	9,338,122	-
1283	132,817	116,497	-

WINTON FUTURES FUND, L.P. (US)

SCHEDULE OF PARTNERS’ CAPITAL ACCOUNTS (CONTINUED)
DECEMBER 31, 2007, 2006 AND 2005

Partner Identification Number	Capital Balance December 31, 2007	Capital Balance December 31, 2006	Capital Balance December 31, 2005
1284	99,229	50,797	-
1285	428,128	253,984	-
1286	113,510	99,562	-
1287	169,309	99,562	-
1288	718,364	298,685	-
1289	147,563	129,430	-
1290	231,653	203,187	-
1291	416,975	365,737	-
1292	40,539	35,558	-
1293	28,957	25,398	-
1294	-	50,797	-
1295	-	1,131,728	-
1296	66,587	58,406	-
1297	114,010	-	-
1298	51,438	-	-
1299	57,005	-	-
1300	142,512	-	-
1301	285,024	-	-
1302	28,502	-	-
1303	111,729	-	-
1304	39,903	-	-
1305	39,903	-	-
1306	57,005	-	-
1307	57,005	-	-
1308	28,502	-	-
1309	1,439,557	-	-
1310	7,276,322	-	-
1311	-	-	-
1312	60,168	-	-
1313	137,711	-	-
1314	230,685	-	-
1315	275,113	-	-
1316	110,078	-	-
1317	55,039	-	-
1318	55,039	-	-
1319	107,877	-	-
1320	55,039	-	-

WINTON FUTURES FUND, L.P. (US)

SCHEDULE OF PARTNERS’ CAPITAL ACCOUNTS (CONTINUED)
DECEMBER 31, 2007, 2006 AND 2005

Partner Identification Number	Capital Balance December 31, 2007	Capital Balance December 31, 2006	Capital Balance December 31, 2005
1321	154,237	-	-
1322	38,527	-	-
1323	55,039	-	-
1324	55,039	-	-
1325	111,096	-	-
1326	116,603	-	-
1327	110,794	-	-
1328	93,131	-	-
1329	196,013	-	-
1330	109,434	-	-
1331	53,637	-	-
1332	58,301	-	-
1333	724,495	-	-
1334	58,301	-	-
1335	93,725	-	-
1336	104,943	-	-
1337	196,013	-	-
1338	291,507	-	-
1339	114,271	-	-
1340	59,905	-	-
1341	58,301	-	-
1342	58,301	-	-
1343	196,013	-	-
1344	218,110	-	-
1345	116,603	-	-
1346	58,301	-	-
1347	909,502	-	-
1348	87,452	-	-
1349	54,086	-	-
1350	-	-	-
1351	-	-	-
1352	301,523	-	-
1353	60,305	-	-
1354	60,305	-	-
1355	59,400	-	-
1356	60,148	-	-

WINTON FUTURES FUND, L.P. (US)

SCHEDULE OF PARTNERS’ CAPITAL ACCOUNTS (CONTINUED)
DECEMBER 31, 2007, 2006 AND 2005

Partner Identification Number	Capital Balance December 31, 2007	Capital Balance December 31, 2006	Capital Balance December 31, 2005
1357	71,075	-	-
1358	120,609	-	-
1359	60,305	-	-
1360	60,305	-	-
1361	60,305	-	-
1362	180,914	-	-
1363	104,518	-	-
1364	255,219	-	-
1365	585,788	-	-
1366	443,595	-	-
1367	1,215,328	-	-
1368	720,690	-	-
1369	690,306	-	-
1370	117,514	-	-
1371	92,068	-	-
1372	345,255	-	-
1373	57,543	-	-
1374	287,713	-	-
1375	215,060	-	-
1376	57,543	-	-
1377	57,543	-	-
1378	57,543	-	-
1379	115,867	-	-
1380	182,163	-	-
1381	93,841	-	-
1382	276,004	-	-
1383	55,201	-	-
1384	55,201	-	-
1385	88,394	-	-
1386	27,600	-	-
1387	82,870	-	-
1388	143,522	-	-
1389	331,205	-	-
1390	82,801	-	-
1391	276,004	-	-
1392	-	-	-
1393	99,880	-	-

WINTON FUTURES FUND, L.P. (US)

SCHEDULE OF PARTNERS’ CAPITAL ACCOUNTS (CONTINUED)
DECEMBER 31, 2007, 2006 AND 2005

Partner Identification Number	Capital Balance December 31, 2007	Capital Balance December 31, 2006	Capital Balance December 31, 2005
1394	81,473	-	-
1395	135,789	-	-
1396	162,947	-	-
1397	56,435	-	-
1398	54,316	-	-
1399	54,591	-	-
1400	1,091,824	-	-
1401	27,499	-	-
1402	99,077	-	-
1403	82,496	-	-
1404	27,499	-	-
1405	27,499	-	-
1406	27,499	-	-
1407	-	-	-
1408	135,117	-	-
1409	129,537	-	-
1410	153,019	-	-
1411	183,476	-	-
1412	73,378	-	-
1413	138,078	-	-
1414	55,231	-	-
1415	59,432	-	-
1416	227,355	-	-
1417	110,905	-	-
1418	53,779	-	-
1419	110,905	-	-
1420	55,452	-	-
1421	715,335	-	-
1422	171,902	-	-
1423	80,472	-	-
1424	69,928	-	-
1425	33,271	-	-
1426	105,447	-	-
1427	110,905	-	-
1428	110,905	-	-

WINTON FUTURES FUND, L.P. (US)

SCHEDULE OF PARTNERS’ CAPITAL ACCOUNTS (CONTINUED)
DECEMBER 31, 2007, 2006 AND 2005

Partner Identification Number	Capital Balance December 31, 2007	Capital Balance December 31, 2006	Capital Balance December 31, 2005
1429	110,905	-	-
1430	57,913	-	-
1431	194,344	-	-
1432	83,672	-	-
1433	52,252	-	-
1434	78,378	-	-
1435	51,207	-	-
1436	156,756	-	-
1437	56,246	-	-
1438	102,266	-	-
1439	83,961	-	-
1440	127,832	-	-
1441	316,284	-	-
1442	51,133	-	-
1443	66,473	-	-
1444	102,266	-	-
1445	51,133	-	-
1446	51,133	-	-
1447	51,133	-	-
1448	25,566	-	-
1449	25,566	-	-
1450	25,566	-	-
1451	30,680	-	-
1452	104,999	-	-
1453	286,828	-	-
1454	115,038	-	-
1455	222,112	-	-
1456	397,753	-	-
1457	199,895	-	-
1458	49,974	-	-
1459	49,974	-	-
1460	113,331	-	-
1461	143,347	-	-
1462	60,212	-	-
1463	152,420	-	-
1464	237,678	-	-
1465	49,974	-	-

WINTON FUTURES FUND, L.P. (US)

SCHEDULE OF PARTNERS’ CAPITAL ACCOUNTS (CONTINUED)
DECEMBER 31, 2007, 2006 AND 2005