Form 10-Q
period 2008-06-30
PROFUTURES DIVERSIFIED FUND L P
filed 2008-08-14
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

Commission File Number 0-16898

PROFUTURES DIVERSIFIED FUND, L.P.

(Exact name of Partnership)

Delaware	75-2197831
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

ProFutures, Inc.
11719 Bee Cave Road
Suite 200
Austin, Texas  78738

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	2-11

Item 1. Notes to Financial Statements	12-29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

Item 4T. Controls and Procedures	35

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	37

Signatures	38

Rule 13a–14(a)/15d–14(a) Certifications	39-40

Section 1350 Certifications	41-42

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
June 30, 2008 (Unaudited) and December 31, 2007 (Audited)
_________________

	2008	2007
ASSETS
Equity in broker trading accounts
Cash	$6,084,188	$1,433,626
Options on futures contracts, at fair value (premiums received $0 and $34,500, respectively)	0	(32,775)
Unrealized gain (loss) on open futures contracts	70,314	4,010

Deposits with broker	6,154,502	1,404,861

Cash	9,015	3,387
Investments in other commodity pools	8,057,917	16,889,459
Investment in other commodity pool paid in advance	5,800,000	0
Redemption receivable from other commodity pool	750,000	4,500,000

Total assets	$20,771,434	$22,797,707

LIABILITIES
Accounts payable	$101,079	$97,542
Commissions and other trading fees on open contracts	580	266
Incentive fees payable	29,461	0
Management fees payable (includes $81,417 and $61,761
payable to the General Partner at June 30, 2008
and December 31, 2007, respectively)	83,877	70,758
Redemptions payable	598,213	1,205,314

Total liabilities	813,210	1,373,880

PARTNERS’ CAPITAL (Net Asset Value)
Partners’ Capital (Non-restricted units):
General Partner - 162.9202 and 187.1211 units outstanding
at June 30, 2008 and December 31, 2007	482,914	545,791
Limited Partners - 5,724.7113 and 7,157.9111 units outstanding
at June 30, 2008 and December 31, 2007	16,968,651	20,878,036
Partners’ Capital (Side pocket/restricted units):
General Partner - 24.2009 and 0 units outstanding
at June 30, 2008 and December 31, 2007	69,520	0
Limited Partners - 848.4077 and 0 units outstanding
at June 30, 2008 and December 31, 2007	2,437,139	0

Total partners’ capital (Net Asset Value)	19,958,224	21,423,827

	$20,771,434	$22,797,707

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2008 (Unaudited) and December 31, 2007 (Audited)
_________________

LONG FUTURES CONTRACTS	June 30, 2008		December 31, 2007
Description	Value	% of Net Asset Value	Value	% of Net Asset Value

Agricultural	$97,297	0.49%	$-	0.00%
Currency	720	0.00%	-	0.00%
Energy	4,368	0.02%	-	0.00%
Metal	7,500	0.04%	-	0.00%

Total long futures contracts	$109,885	0.55%	$-	0.00%

SHORT FUTURES CONTRACTS

Description

Interest rate	$(39,571)	(0.20)%	$-	0.00%
Stock index	-	0.00%	4,010	0.02%

Total short futures contracts	$(39,571)	(0.20)%	$4,010	0.02%

Total futures contracts	$70,314	0.35%	$4,010	0.02%

WRITTEN OPTIONS ON FUTURES CONTRACTS

Stock index	$-	0.00%	$(32,775)	(0.15)%

Total written options on futures contracts (premiums received - $0 and $34,500, respectively)	$0	0.00%	$(32,775)	(0.15)%

INVESTMENTS IN OTHER COMMODITY POOLS

ProFutures Strategic Allocation Trust (1)
Investment Objective
To achieve capital appreciation by trading U.S. and
Non U.S. futures and forward currency contracts
Redemption Provisions
Monthly, with 10 days notice	$0	0.00%	$5,495,004	25.65%

SHK Diversified LLC (2)
Investment Objective
To achieve capital appreciation by trading U.S. and
Non U.S. futures and forward currency contracts
Redemption Provisions
Monthly, with 14 days notice	2,724,670	13.65%	3,117,286	14.55%

(1)	The Managing Owner of ProFutures Strategic Allocation Trust is ProFutures, Inc., the Partnership’s General Partner.
(2)
As of January 31, 2008, the managing member of SHK Diversified LLC temporarily suspended future redemptions from this fund. This action was taken by the managing member due to a decline in the liquidity of the markets traded by this fund combined with a significant number of request for redemptions from this fund. At this time, it cannot be estimated, with any reasonable certainty, when this temporary suspension will be removed by this fund.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
June 30, 2008 (Unaudited) and December 31, 2007 (Audited)
_________________

		June 30, 2008		December 31, 2007
INVESTMENTS IN OTHER COMMODITY POOLS (continued)		Value	% of Net Asset Value	Value	% of Net Asset Value

	Valhalla Synergy Fund LLC
	Investment Objective
	To achieve capital appreciation by trading U.S. and
	Non U.S. futures and forward currency contracts
	Redemption Provisions
	Quarterly, with 30 days notice	$2,980,157	14.93%	$4,419,668	20.63%

	Winton Futures Fund, L.P. (US) - Class B Interests(1)
	Investment Objective
	To achieve capital appreciation by trading
	U.S. and Non U.S. futures contracts
	Redemption Provisions
	Monthly, with 15 days notice	2,353,090	11.79%	3,857,501	18.01%

	Total investments in other commodity pools	$8,057,917	40.37%	$16,889,459	78.84%

(1)	The General Partner of Winton Futures Fund, L.P. (US) is Altegris Portfolio Management, Inc., an affiliate of Altegris Investments, Inc.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
Proportional Share of Investments of Other Commodity Pools as of June 30, 2008(1)
(Unaudited)
_________________

Money Market Mutual Fund Investments

				% of Net
Shares	Description	Cost	Value	Asset Value

1,120,699	UBS Select Prime Institutional Fund	$1,120,699	$1,120,699	5.62%

Open Long and Short Futures Contracts

No. of		Range of		% of Net
Contracts	Description	Expiration Dates	Value	Asset Value

	Long Futures Contracts
	Metals
1,355	Gold	10/2008 to 12/2010	$7,295,378	36.55%
299	Silver	12/2008 to 12/2010	$2,421,166	12.13%

	Short Futures Contracts
	Metals
1,364	Gold	8/2008 to 6/2012	$(5,498,558)	(27.55)%
306	Silver	9/2008 to 9/2009	$(669,341)	(3.35)%

(1)	Represents the Partnership’s proportional share of other commodity pool’s individual underlying investments and open futures and forward contracts which exceed 5% of the Partnership’s Net Asset Value at June 30, 2008. In certain situations open futures contracts that are less than 5% of the Partnership’s Net Asset Value are presented to better indicate the Partnership’s net exposure to a particular underlying commodity.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
Proportional Share of Investments of Other Commodity Pools as of December 31, 2007(1)
(Audited)
_________________

Money Market Mutual Fund Investments

					% of Net
	Shares	Description	Cost	Value	Asset Value

	2,603,841	UBS Select Prime Institutional Fund	$2,603,841	$2,603,841	12.15%

Open Long and Short Futures Contracts

	No. of		Range of		% of Net
	Contracts	Description	Expiration Dates	Value	Asset Value

		Long Futures Contracts
		Metals
	2,939	Gold	4/2008 to 12/2010	$15,781,819	73.66%
	661	Silver	5/2008 to 7/2010	$2,095,969	9.78%

		Short Futures Contracts
		Metals
	2,964	Gold	2/2008 to 6/2012	$(10,928,866)	(51.01)%
	668	Silver	3/2008 to 12/2010	$(950,826)	(4.44)%

Open Long and Short Forward Contracts

	No. of		Range of		% of Net
	Contracts	Description	Expiration Dates	Value	Asset Value

		Long Forward Contracts
		Metals
	313	Copper	1/2008 to 12/2011	$9,141,316	42.67%
	336	Aluminum	1/2008 to 12/2011	$2,107,432	9.84%

		Short Forward Contracts
		Metals
	314	Copper	1/2008 to 12/2011	$(8,743,537)	(40.81)%
	341	Aluminum	1/2008 to 12/2011	$(2,249,393)	(10.50)%

(1)	Represents the Partnership’s proportional share of other commodity pool’s individual underlying investments and open futures and forward contracts which exceed 5% of the Partnership’s Net Asset Value at December 31, 2007. In certain situations open futures contracts that are less than 5% of the Partnership’s Net Asset Value are presented to better indicate the Partnership’s net exposure to a particular underlying commodity.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2008 and 2007 (Unaudited)
_________________

	Three Months Ended June 30,
	2008	2008	2008		2007
	Non-restricted	Side pocket	Total		Total
TRADING AND INVESTING GAINS (LOSSES)
Gain (loss) from futures and options on futures trading
Realized	$51,198	$0		$51,198	$437,066
Change in unrealized	70,314	0		70,314	(97,762)
Brokerage commissions	(3,563)	0		(3,563)	(108,387)

Gain (loss) from futures and options on futures trading	117,949	0		117,949	230,917

Gain (loss) from trading of forward currency contracts
and options on forward currency contracts
Realized	0	0		0	0
Change in unrealized	0	0		0	0

Gain from forward currency contracts
and options on forward currency contracts	0	0		0	0

Gain (loss) from investment in other commodity pools, net	183,016	(11,739)		171,277	1,830,408

Total trading and investing gains (losses)	300,965	(11,739)		289,226	2,061,325

NET INVESTMENT INCOME (LOSS)
Income
Interest income	7,597	0		7,597	40,226

Expenses
Incentive fees	29,461	0		29,461	2,959
Management fees (includes $169,831, $25,109, $194,940 and $249,546 charged by the General Partner for the three months ended June 30, 2008 and 2007, respectively)	173,055	25,109		198,164	293,618
Operating expenses	139,376	46,717		186,093	92,260

Total expenses	341,892	71,826		413,718	388,837

General Partner management fees waived	(34,837)	0		(34,837)	(35,450)

Net expenses	307,055	71,826		378,881	353,387

Net investment income (loss)	(299,458)	(71,826)		(371,284)	(313,161)

NET INCOME (LOSS)	$1,507	$(83,565)		$(82,058)	$1,748,164

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period of 6,135, 923 and 8,483, respectively)	$0.25	$(90.54)	$	n/a	$206.08

INCREASE (DECREASE) IN NET ASSET VALUE
PER GENERAL AND LIMITED PARTNER UNIT	$1.02	$(90.49)	$	n/a	$205.28

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF OPERATIONS (CONTINUED)
For the Six Months Ended June 30, 2008 and 2007 (Unaudited)
_________________

	Six Months Ended June 30,
	2008	2008	2008		2007
	Non-restricted	Side pocket	Total		Total
TRADING AND INVESTING GAINS (LOSSES)
Gain (loss) from futures and options on futures trading
Realized	$(305,179)	$0		$(305,179)	$490,811
Change in unrealized	64,579	0		64,579	(490,641)
Brokerage commissions	(44,527)	0		(44,527)	(181,763)

Gain (loss) from futures and options on futures trading	(285,127)	0		(285,127)	(181,593)

Gain (loss) from trading of forward currency contracts
and options on forward currency contracts
Realized	0	0		0	467,487
Change in unrealized	0	0		0	(371,164)

Gain from forward currency contracts
and options on forward currency contracts	0	0		0	96,323

Gain (loss) from investment in other commodity pools, net	1,172,690	(11,739)		1,160,951	876,258

Total trading and investing gains (losses)	887,563	(11,739)		875,824	790,988

NET INVESTMENT INCOME (LOSS)
Income
Interest income	14,820	0		14,820	142,023

Expenses
Incentive fees	29,461	0		29,461	68,894
Management fees (includes $372,060, $25,109, $397,169 and $506,788 charged by the General Partner for the six months ended June 30, 2008 and 2007, respectively)	385,462	25,109		410,571	629,498
Operating expenses	226,193	46,717		272,910	201,201

Total expenses	641,116	71,826		712,942	899,593

General Partner management fees waived	(77,739)	0		(77,739)	(54,574)

Net expenses	563,377	71,826		635,203	845,019

Net investment income (loss)	(548,557)	(71,826)		(620,383)	(702,996)

NET INCOME (LOSS)	$339,006	$(83,565)		$255,441	$87,992

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period of 6,709, 923 and 8,621, respectively)	$50.53	$(90.54)	$	n/a	$10.21

INCREASE (DECREASE) IN NET ASSET VALUE
PER GENERAL AND LIMITED PARTNER UNIT	$47.33	$(90.49)	$	n/a	$11.72

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)
_________________

	Total
	Number of	Partners’ Capital
	Units	General	Limited	Total

Non-restricted units
Balances at December 31, 2007	7,345.0323	$545,791	$20,878,036	$21,423,827

Transfer to side pocket/restricted	(923.4980)	(71,709)	(2,664,700)	(2,736,409)

Net income (loss) for the six months ended June 30, 2008		8,832	330,174	339,006

Redemptions	(533.9028)	0	(1,574,859)	(1,574,859)

Balances at June 30, 2008	5,887.6315	$482,914	$16,968,651	$17,451,565

Side pocket/restricted units
Balances at December 31, 2007	0	$0	$0	$0

Transfer from non-restricted	923.4980	71,709	2,664,700	2,736,409

Net income (loss) for the six months ended June 30, 2008		(2,189)	(81,376)	(83,565)

Redemptions(1)	(50.8894)	0	(146,185)	(146,185)

Balances at June 30, 2008	872.6086	$69,520	$2,437,139	$2,506,659

Total Partners’ Capital (Net Asset Value)
at June 30, 2008		$552,434	$19,405,790	$19,958,224

(1) Side pocket/restricted unit redemptions have been recorded in accordance with the Statement of Financial Accounting Standards No. 150. Redemptions approved by the General Partner, prior to the period end, that are not effective until subsequent periods are recorded in the current period. It is unknown at this time when the side pocket/restricted units will be available for redemption.

	Net Asset Value Per Unit
	Non-restricted units		Side pocket/restricted units
	June 30,	December 31,	June 30,	December 31,
	2008	2007	2008	2007

	$2,964.11	$2,916.78	$2,872.60	$ n/a

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) (CONTINUED)
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)
_________________

	Total
	Number of	Partners’ Capital
	Units	General	Limited	Total
Non-restricted units
Balances at December 31, 2006	8,903.6039	$592,117	$27,581,995	$28,174,112

Net income (loss) for the six months ended June 30, 2007		2,193	85,799	87,992

Redemptions	(529.0187)	0	(1,663,830)	(1,663,830)

Balances at June 30, 2007	8,374.5852	$594,310	$26,003,964	$26,598,274

	Net Asset Value Per Unit
	Non-restricted units		Side pocket/restricted units
	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006

	$3,176.07	$3,164.35	$ n/a	$ n/a

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)
_________________

	June 30,
	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$255,441	$87,992

Adjustment to reconcile net income (loss) to
net cash provided by operating activities
(Gain) loss from other commodity pools, net	(1,160,951)	(876,258)
Change in operating assets and liabilities
(Increase) decrease in cash at broker	(4,650,562)	10,384,200
(Increase) decrease in options on futures contracts	(32,775)	(108,031)
(Increase) decrease in unrealized gain on
open futures contracts	(66,304)	388,416
(Increase) decrease in cash deposits
in forward trading collateral accounts	0	5,412,319
(Increase) decrease in net premiums paid on
options on forward currency contracts	0	3,294
(Increase) decrease in unrealized gain on open
forward currency contracts and options on
forward currency contracts	0	371,164
Additions to other commodity pools	(5,800,000)	(15,803,865)
Redemptions from other commodity pools	13,742,493	2,270,000
(Decrease) increase in accounts payable	3,537	0
(Decrease) increase in commissions and
other trading fees on open contracts	314	(3,730)
(Decrease) increase in incentive fees payable	29,461	(59,691)
(Decrease) increase in management fees payable	13,119	(124,742)

Net Cash Provided By (Used In) Operating Activities	2,333,773	1,941,068

FINANCING ACTIVITIES
Redemptions paid	(2,328,145)	(1,941,439)

Net Cash Provided By (Used In) Financing Activities	(2,328,145)	(1,941,439)

Net Cash increase (decrease) for the period	5,628	(371)

Cash at Beginning of the period	3,387	3,204

Cash at End of the period	$9,015	$2,833

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

As more fully described in Note 6, effective April 1, 2008, the Partnership established a “side pocket/restricted” account for each investor.  The Partnership transferred its interest in SHK Diversified LLC (“SHK”), which had a net asset value of $2,736,409 and a per unit value of $2,963.09 as of March 31, 2008, to a side pocket/restricted share class.  Partners of record on April 1, 2008 have a proportional interest in the assets, liabilities and income or loss related to this side pocket.

Partners who have requested redemptions will continue to participate in any income or loss specifically from the SHK side pocket investment until such time as the Partnership receives its redemption proceeds or liquidation proceeds from SHK.  The side pocket/restricted share class will also bear its proportionate share of the Partnership’s expenses, as well as all expenses directly related to this class’ establishment and existence.

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

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per Unit is calculated by dividing Net Asset Value by the total number of units outstanding for each class.

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

Futures and Forward Currency Contracts

Transactions are accounted for on the trade date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reflected in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 – Offsetting of Amounts Related to Certain Contracts.  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  Brokerage commissions on futures contracts include other trading fees and are charged to expense when contracts are opened.  Fair value of exchange-traded contracts is based upon exchange settlement prices.  Fair value of non-exchange-traded contract is based on third party quoted dealer values on the Interbank market.

On January 1, 2008, the Partnership adopted FASB Interpretation No. 39-1, Amendment of FASB Interpretation No. 39 (“FIN 39-1”).  FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff.  It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.  The adoption of FIN 39-1 did not have a material impact on the Partnership’s financial statements.

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

Redemptions of Units

Redemptions payable represent redemptions approved by the General Partner prior to the period end, including those that are not effective until subsequent periods.  These redemptions have been recorded as redemptions and redemptions payable, using the period end net asset value per unit, in accordance with the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Redemptions of Units (continued)

It is unknown at this time when redemption related to side pocket/restricted units will be available.  The change in redemptions payable from the previous reporting periods due to change in net asset value is reported in net income and then allocated.  Redemptions payable related to side pocket/restricted units at June 30, 2008 and December 31, 2007 are $146,185 and $0, respectively.

Fair Value of Financial Instruments

All of the Partnership’s assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

On January 1, 2008, the Partnership adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”).

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Inputs are broadly defined under SFAS 157 as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1.  Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2.  Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly.  A significant adjustment to a Level 2 input could result in the Level 2 measurement becoming a Level 3 measurement.

Level 3.  Inputs are unobservable for the asset or liability.

The adoption of SFAS No. 157 did not have a material impact on the Partnership’s financial statements.

The fair values of futures contracts are based upon exchange settlement prices.  The Partnership uses futures contracts as part of its trading activities.  These contracts are classified as Level 1 of the fair value hierarchy.

The fair values of Level 1 financial instruments at June 30, 2008, consisted of the following:

Futures contracts                                     $70,314

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

The Partnership’s investments in other commodity pools are reported in the statement of financial condition at fair value.  Fair value ordinarily is the value determined by each commodity pool in accordance with such commodity pool’s valuation policies and as reported by their management at the time of the Partnership’s valuation.  Generally, the fair value of the Partnership’s investment in a commodity pool represents the amount that the Partnership could reasonably expect to receive from such commodity pool if the Partnership’s investment was redeemed at the time of valuation, based on information reasonably available at the time the valuation is made and that the Partnership believes to be reliable.  This financial instrument is classified in Level 3 of the fair value hierarchy.

The fair values of Level 3 financial instruments at June 30, 2008, consisted of the following:

Investments in other commodity pools:	$8,057,917

The following table presents a reconciliation of the activity for the investments in other commodity pools:

Balance at January 1, 2008:	$16,889,459
Gain (loss) from investments in other commodity pools:	1,160,951
Additions and redemptions, net:	(9,992,493)
Transfers in and/or out of Level 3:	--

Balance at March 31, 2008:	$8,057,917

Recently Issued Accounting Pronouncement

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133.  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS No. 133 and generally increases the level of disaggregation that will be required in an entity’s financial statements.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements.  SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS No. 161 is not expected to have a material impact on the Partnership’s financial statements.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Interim Financial Statements

The unaudited condensed financial statements of ProFutures Diversified Fund, L.P., as of  June 30, 2008 and for the six and three month periods ended June 30, 2008 and June 30, 2007, have been prepared by us pursuant to the rules and regulations of the SEC.  The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in the opinion of management; necessary to fairly state the operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed financial statements should be read in conjunction with the notes to the financial statements contained in our 2007 Annual Report on Form 10-K filed with the SEC on May 15, 2008.

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

Total management fees earned by ProFutures, Inc. for the six months ended June 30, 2008 and 2007 were $397,169 and $506,788, respectively.  Such management fees earned for the three months ended June 30, 2008 and 2007 were $194,940 and $249,546, respectively.  Management fees payable to ProFutures, Inc. as of June 30, 2008 and December 31, 2007 were $81,417 and $61,761, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 2.	GENERAL PARTNER (CONTINUED)

During the six months ended June 30, 2008 and 2007, the General Partner waived $77,739 and $54,574, respectively, of its monthly management fee related to the value of the Partnership’s net assets invested in ProFutures Strategic Allocation Trust, an affiliated fund also managed by ProFutures, Inc.  During the three months ended June 30, 2008 and 2007, the General Partners waived $34,837 and $35,450, respectively of its monthly management fee related to the value of the Partnership’s net assets invested in ProFutures Strategic Allocation Trust. The General Partner considers this waiver of management fees necessary given ProFutures, Inc. receives a 2% per annum administration fee from ProFutures Strategic Allocation Trust.  The Partnership fully redeemed from ProFutures Strategic Allocation Trust as of May 31, 2008.

Note 3.	CONSULTANT

The Partnership has entered into a consulting agreement with Altegris Investments, Inc. (Altegris), whereby Altegris will recommend the selection and termination of the Partnership’s trading advisors and the allocation and reallocation of the Partnership’s assets.  Pursuant to the consulting agreement, Altegris receives a monthly consulting fee equal to .0208% (.25% annually) of the Partnership’s month-end Net Asset Value.  Effective April 1, 2007, certain net assets of the Partnership invested  with Altegris affiliated managers are excluded from the month-end Net Asset Value when computing the consulting fees due to Altegris.   The consulting fee (included in management fees in the statement of operations) earned by Altegris totaled $4,979 and $19,232 for the six months ended June 30, 2008 and 2007, respectively, and $3,224 and $2,082 for the three months ended June 30, 2008 and 2007, respectively.  In addition to the monthly consulting fee, Altegris earns commissions for introducing the Partnership to certain commodity trading advisors and other commodity pools based on the number of trades entered on behalf of the Partnership.

Note 4.	COMMODITY TRADING ADVISORS

The Partnership has a trading advisory contract with a commodity trading advisor to furnish investment management services to the Partnership, but may, from time to time, have several such trading advisory contracts.  These trading advisors typically receive management fees ranging from 0% to 2% annually of Allocated Net Asset Value (as defined in each respective trading advisory contract).  In addition, the commodity trading advisors typically receive quarterly incentive fees of 20% to 25% of Trading Profits (as defined).  Total management fees earned by the trading advisors amounted to $8,423 and $103,478 for the six months ended June 30, 2008 and 2007, respectively.  Such management fees earned by the trading advisors for the three months ended June 30, 2008 and 2007 were $0 and $41,990, respectively.  Total incentive fees earned by the trading advisors amounted to $29,461 and $68,894 for the six months ended June 30, 2008 and 2007, respectively.  Such incentive fees earned by the trading advisors for the three months ended June 30, 2008 and 2007 were $29,461 and $2,959, respectively.

Note 5.	DEPOSITS WITH BROKER

The Partnership deposits funds with MFG to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements.  Margin requirements are satisfied by the deposit of cash with such broker.  All assets with MFG are subject to being collateralized for any amounts due to MFG and to meet margin and other broker or regulatory requirements.  The Partnership earns interest income on its assets deposited with the broker.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS

The Partnership invests in other commodity pools which are subject to the terms of the respective limited partnership agreements and offering memoranda of such other commodity pools, which may, among other things, delay or suspend withdrawal rights under certain circumstances.

Summarized information for these investments is as follows:

	ProFutures Strategic Allocation Trust	SHK Diversified LLC	Valhalla Synergy Fund LLC	Winton Futures Fund, L.P. (US)	Totals

Net Asset Value
December 31, 2007	$5,495,004	$3,117,286	$4,419,668	$3,857,501	$16,889,459

Additions	4,500,000	0	0	0	4,500,000

Income (loss)	567,489	(292,616)	460,489	425,589	1,160,951

Redemptions	(10,562,493)	(100,000)	(1,900,000)	(1,930,000)	(14,492,493)

Net Asset Value
June 30, 2008	$0	$2,724,670	$2,980,157	$2,353,090	$8,057,917

Income (loss)
Quarter 1, 2008	516,123	(280,877)	454,755	299,673	989,674

Quarter 2, 2008	51,366	(11,739)	5,734	125,916	171,277

Income (loss) for the
six months ended	$567,489	$(292,616)	$460,489	$425,589	$1,160,951

Net Asset Value
December 31, 2006	$0	$0	$0	$9,338,122	$9,338,122

Additions	7,364,000	3,500,000	4,439,865	500,000	15,803,865

Income (loss)	309,466	32,907	19,006	514,879	876,258

Redemptions	(457,000)	0	0	(2,100,000)	(2,557,000)

Net Asset Value
June 30, 2007	$7,216,466	$3,532,907	$4,458,871	$8,253,001	$23,461,245

Income (loss)
Quarter 1, 2007	$(553,622)	$(69,946)	$121,635	$(452,217)	$(954,150)

Quarter 2, 2007	863,088	102,853	(102,629)	967,096	1,830,408

Income (loss) for the
six months ended	$309,466	$32,907	$19,006	$514,879	$876,258

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

ProFutures Strategic Allocation Trust

The Partnership’s investment in ProFutures Strategic Allocation Trust (the “Trust”) is subject to an administration fee, charged by ProFutures, Inc., of 2.00% per annum of net assets, a monthly management fee, charged by the commodity trading advisor, of 2.00% per annum on allocated assets, and a quarterly incentive fee, charged by the commodity trading advisor of 20% of trading profits on allocated assets.  The Partnership fully redeemed from the Trust on May 31, 2008.  For the five months ended May 31, 2008, the Partnership’s proportionate share of administration fees, management fees and incentive fees charged by the Trust were approximately $77,900, $42,700 and $0, respectively.  For the two months ended May 31, 2008, the Partnership’s proportionate share of administration fees, management fees and incentive fees charged by the Trust were approximately $34,900, $18,700 and $0, respectively.  For the six months ended June 30, 2007, the Partnership’s proportionate share of administration fees, management fees and incentive fees charged by the Trust were approximately $55,600, $55,500 and $32,200, respectively.  For the three months ended June 30, 2007, the Partnership’s proportionate share of administration fees, management fees and incentive fees charged by the Trust were approximately $36,400, $36,300 and $32,200, respectively.

Condensed financial information as of December 31, 2007 and for the two and five month periods ended May 31, 2008 and for the three and six month periods ended June 30, 2007 is as follows (the Partnership fully redeemed from the Trust as of May 31, 2008):

Statements of Financial Condition	December 31, 2007 (audited)
Assets
Equity in broker trading accounts
Cash	$3,876,110
Unrealized gain on open contracts	66,075
Deposits with broker	3,942,185
Cash and cash equivalents	2,493,158
Subscription in commodity pool paid in advance	7,000,000
Net premiums paid on options on
forward currency contracts	11,338
Unrealized gain (loss) on open forward and
options on forward currency contracts	(251,518)
Investment in other commodity pool	0
Other assets	1,250
Total assets	$13,196,413

Liabilities
Accounts payable	$25,665
Commissions payable	1,982
Management fee payable	69,326
Incentive fee payable	0
Other payables	21,869
Redemptions payable	340,686
Total liabilities	459,528

Total Capital (Net Asset Value)	12,736,885

$13,196,413

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

ProFutures Strategic Allocation Trust (Continued)

Statements of Operations	Two Months Ended May 31, 2008 (unaudited)	Three Months Ended June 30, 2007 (unaudited)
Trading and investing gains (losses)
Realized	$(262,224)	$1,512,929
Change in unrealized	349,678	571,466
Brokerage commissions	(4,095)	(27,277)
Total trading gains (losses)	83,359	2,057,118

Gain from investment in other commodity pool	98,572	0
Total trading and investing gains (losses)	181,931	2,057,118

Net investment income (loss)
Interest income	15,929	173,334
Expenses
Incentive fees	0	73,475
Management and other fees	91,512	166,674
Operating expenses	19,065	17,125
Total expenses	110,577	257,274
Net investment (loss)	(94,648)	(83,940)
Net income (loss)	$87,283	$1,973,178

Statements of Operations	Five Months Ended May 31, 2008 (unaudited)	Six Months Ended June 30, 2007 (unaudited)
Trading and investing gains (losses)
Realized	$(101,694)	$687,386
Change in unrealized	456,850	156,840
Brokerage commissions	(12,745)	(49,836)
Total trading gains (losses)	342,411	794,390

Gain from investment in other commodity pool	981,259	0
Total trading and investing gains (losses)	1,323,670	794,390

Net investment income (loss)
Interest income	47,506	330,335
Expenses
Incentive fees	0	73,475
Management and other fees	217,083	302,615
Operating expenses	63,591	44,679
Total expenses	280,674	420,769
Net investment (loss)	(233,168)	(90,434)
Net income (loss)	$1,090,502	$703,956

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

ProFutures Strategic Allocation Trust (Continued)

The accounting principles utilized by the Trust are consistent in all material respects with those utilized by the Partnership.

The Partnership’s investment in the Trust represents approximately 0% and 43.1% of the investee fund’s net asset value as of June 30, 2008 and December 31, 2007, respectively.

SHK Diversified LLC

As of January 31, 2008, the managing member of SHK Diversified LLC (“SHK”) temporarily suspended future redemptions.  SHK’s managing member indicated to investors that this action was taken due to a decline in the liquidity of the markets traded by SHK combined with a significant number of requests for redemptions.  At this time, it cannot be estimated, with any reasonable certainty, when this temporary suspension will be removed.

The Partnership’s investment in SHK is stated at $2,724,670 and $3,117,286 at June 30, 2008 and December 31, 2007, respectively, and its proportionate share in the earnings (losses) of this investment for the six-months ended June 30, 2008 and 2007 of $(292,616) and $32,907, respectively, is included in net income (loss) for the periods then ended.  The Partnership’s proportionate share in the earnings (losses) of this investment for the three-months ended June 30, 2008 and 2007 is $(11,739) and $102,853, respectively.

At this time, there is uncertainty as to the valuation of the Partnership’s investment in SHK.  Therefore, the General Partner established a side pocket for the Partnership’s interest in SHK effective April 1, 2008, until such time as these funds are released and can be valued with a reasonable degree of certainty.  Investor units attributed to SHK will be segregated into a side pocket while units not attributed to SHK will continue to be available for redemption.  Redemptions will be in cash for the portion of the Partnership’s net assets not attributed to SHK while the net assets attributed to SHK will continue to be held in the side pocket.

On April 28, 2008, the Partnership submitted a request for full redemption from SHK.  At this time it is uncertain as to when this redemption will be honored and paid by SHK.

Investors in SHK are charged management fees of 6.00% per annum (in 2008, voluntarily reduced to 3.00% per annum by the managing member of SHK) and a profit share of 25% of trading profits.  For the six months ended June 30, 2008, the Partnership’s proportionate share of management fees and profit share charged by SHK were approximately $40,500 and $0, respectively.  For the three months ended June 30, 2008, the Partnership’s proportionate share of management fees and profit share charged by SHK were approximately $20,500 and $0, respectively.  For the six months ended June 30, 2007, the Partnership’s proportionate share of management fees and profit share charged by SHK were approximately $87,400 and $11,000, respectively.  For the three months ended June 30, 2007, the Partnership’s proportionate share of management fees and profit share charged by SHK were approximately $52,900 and $11,000, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

SHK Diversified LLC (Continued)
Condensed financial information as of June 30, 2008 and December 31, 2007 and for the three and six month periods ended June 30, 2008 and 2007 is as follows:

Statements of Financial Condition	June 30, 2008 (unaudited)	December 31, 2007 (audited)
Assets
Money market fund	$24,729,786	$57,268,220
Equity in broker trading accounts
Cash (due to broker)	(40,706,149)	(114,907,191)
Unrealized gain on open contracts	76,350,015	128,343,818
Deposits with broker	60,373,652	13,436,627

Other assets	42,000	28,495
Total assets	$60,415,652	$70,733,342

Liabilities
Accounts payable	$70,286	$133,065
Commissions payable	88,664	161,822
Management fee payable	128,400	303,133
Incentive fee payable	4,686	4,686
Subscription received in advance	0	75,000
Redemptions payable	0	3,757,503
Total liabilities	292,036	4,435,209

Total Capital (Net Asset Value)	60,123,616	66,298,133

	$60,415,652	$70,733,342

Statements of Operations	Three Months Ended June 30, 2008 (unaudited)	Three Months Ended June 30, 2007 (unaudited)
Trading gains (losses)
Realized	$178,037,925	$(23,271,076)
Change in unrealized	(176,953,480)	26,592,310
Brokerage commissions	(1,075,622)	(428,710)
Total trading gains (losses)	8,823	2,892,524

Net investment income (loss)
Interest and dividend income	259,540	1,019,200
Expenses
Incentive fees	0	381,382
Management and other fees	385,281	1,051,923
Operating expenses	75,274	72,950
Total expenses	460,555	1,506,255
Net investment gain (loss)	(201,015)	(487,055)
Net income (loss)	$(192,192)	$2,405,469

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

SHK Diversified LLC (Continued)

Statements of Operations	Six Months Ended June 30, 2008 (unaudited)	Six Months Ended June 30, 2007 (unaudited)
Trading gains (losses)
Realized	$48,133,782	$(10,476,060)
Change in unrealized	(51,993,802)	13,312,390
Brokerage commissions	(2,298,517)	(793,029)
Total trading gains (losses)	(6,158,537)	2,043,301

Net investment income (loss)
Interest and dividend income	724,215	2,043,212
Expenses
Incentive fees	0	382,592
Management and other fees	760,788	2,108,794
Operating expenses	115,404	139,180
Total expenses	876,192	2,630,566
Net investment gain (loss)	(151,977)	(587,354)
Net income (loss)	$(6,310,514)	$1,455,947

The Partnership’s investment in SHK represents approximately 4.5% and 4.7% of the investee fund’s net asset value as of June 30, 2008 and December 31, 2007.

Valhalla Synergy Fund LLC

Valhalla Synergy Fund LLC invests substantially all of its assets through a “master-feeder” structure into Valhalla Synergy Master Fund Ltd. (the “Master Fund”), a Cayman Islands exempted company.  Valhalla Synergy Fund LLC pays to the manager of the Master Fund a management fee of 2.00% per annum and an annual profit participation allocation of 20% of trading profits.  For the six months ended June 30, 2008, the Partnership’s proportionate share of management fees and profit participation allocation charged by the Master Fund were approximately $41,900 and $91,000, respectively.  For the three months ended June 30, 2008, the Partnership’s proportionate share of management fees and profit participation allocation charged by the Master Fund were approximately $18,400 and $(23,000), respectively.  For the six months ended June 30, 2007, the Partnership’s proportionate share of management fees and profit participation allocation charged by the Master Fund were approximately $37,500 and $4,800, respectively.  For the three months ended June 30, 2007, the Partnership’s proportionate share of management fees and profit participation allocation charged by the Master Fund were approximately $22,600 and $(25,700), respectively.

Valhalla Synergy Fund LLC condensed financial information primarily consists of their investment in the Master Fund and income or loss is allocated from the Master Fund to Valhalla Synergy Fund LLC.

Valhalla Synergy Fund LLC net assets at the end of June 30, 2008 and December 31, 2007 are $61,331,678 and $59,248,307, respectively.  Total net income for the six months ended June 30, 2008 and 2007 is $6,125,350 and $1,197,900, respectively.  Total net income (loss) for the three months ended June 30, 2008 and 2007 is $175,180 and $(5,212,190), respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Valhalla Synergy Fund LLC (Continued)

The Partnership’s investment in Valhalla Synergy Fund LLC represents approximately 4.86% and 7.46% of the investee fund’s net asset value as of June 30, 2008 and December 31, 2007, respectively.

Management of the Partnership believes the accounting principles utilized by Valhalla Synergy Fund LLC are consistent in all material respects with those utilized by the Partnership.

Winton Futures Fund, L.P. (US) – Class B Interests

Class B Interests of the Winton Futures Fund, L.P. (US) are charged management fees of 1.75% annually and incentive fees of 20% of trading profits.  For the six months ended June 30, 2008, the Partnership’s proportionate share of management fees and incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $22,000 and $103,000, respectively.  For the three months ended June 30, 2008, the Partnership’s proportionate share of management fees and incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $10,000 and $31,000, respectively.  For the six months ended June 30, 2007, the Partnership’s proportionate share of management fees and incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $71,600 and $103,000, respectively.  For the three months ended June 30, 2007, the Partnership’s proportionate share of management fees and incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $34,900 and $88,000, respectively.

Condensed financial information as of June 30, 2008 and December 31, 2007 and for the three and six month periods ended June 30, 2008 and 2007 is as follows:

Statements of Financial Condition	June 30, 2008 (unaudited)	December 31, 2007 (audited)
Assets
Equity in broker trading accounts
Cash	$35,677,062	$25,952,767
Unrealized gain (loss) on open contracts	7,911,673	1,354,533
Deposits with broker	43,588,735	27,307,300
Cash and cash equivalents	178,406,236	84,729,844
Other assets	20,375	54,628
Total assets	$222,015,346	$112,091,772

Liabilities
Accounts payable	$42,856	$43,748
Commissions payable	31,740	31,362
Management fee payable	196,884	115,550
Service fee payable	180,075	59,483
Incentive fee payable	2,686,345	988,849
Redemptions payable	3,915,479	4,725,873
Subscriptions received in advance	14,698,700	10,612,046
Total liabilities	21,752,079	16,576,911

Total Capital (Net Asset Value)	200,263,267	95,514,861

	$222,015,346	$112,091,772

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Winton Futures Fund, L.P. (US) – Class B Interests (continued)

Statements of Operations	Three Months Ended June 30, 2008 (unaudited)	Three Months Ended June 30, 2007 (unaudited)
Trading gains (losses)
Realized	$4,681,461	$10,366,842
Change in unrealized	8,943,782	(394,553)
Brokerage commissions	(142,193)	(165,385)
Total trading gains (losses)	13,483,050	9,806,904

Net investment income (loss)
Interest income	958,284	909,212
Expenses
Incentive fees	2,686,345	957,365
Management and other fees	965,935	403,756
Operating expenses	138,206	46,015
Total expenses	3,790,486	1,407,136
Net investment income (loss)	(2,832,202)	(497,924)
Net income (loss)	$10,650,848	$9,308,980

Statements of Operations	Six Months Ended June 30, 2008 (unaudited)	Six Months Ended June 30, 2007 (unaudited)
Trading gains (losses)
Realized	$21,782,108	$6,397,376
Change in unrealized	6,557,139	(1,173,888)
Brokerage commissions	(255,114)	(399,294)
Total trading gains (losses)	28,084,133	4,824,194

Net investment income (loss)
Interest income	1,932,828	1,661,861
Expenses
Incentive fees	5,616,722	972,317
Management and other fees	1,614,595	746,131
Operating expenses	142,405	84,600
Total expenses	7,373,722	1,803,048
Net investment income (loss)	(5,440,894)	(141,187)
Net income (loss)	$22,643,239	$4,683,007

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

The Partnership’s direct and indirect investment in Winton Futures Fund, L.P. (US) represents approximately 1.2% and 4.0% of the investee fund’s net asset value as of June 30, 2008 and December 31, 2007, respectively.

As of July 1, 2008, the Partnership’s “Class B Interest” in Winton Futures Fund, L.P. (US) will be reclassified as an “Institutional Interest” in Winton Futures Fund, L.P. (US).  This is a reclassification for Winton Futures Fund, L.P. (US) administrative purposes only.  There will be no change to the management and incentive fees charged the Partnership, or the Partnership’s rights as a limited partner in Winton Futures Fund, L.P. (US).

Subsequent to June 30, 2008, the Partnership invested an additional $5,800,000 in Winton Futures Fund, L.P. (US).

Note 7.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Limited Partners have the right to redeem units as of any month-end upon ten (10) days’ prior written notice to the Partnership.  Redemptions will be made on the last day of the month for an amount equal to the net asset value per unit, as defined, represented by the units to be redeemed.  The right to obtain redemptions is also contingent upon the Partnership’s having property sufficient to discharge its liabilities on the redemption date and may be delayed if the General Partner determines that earlier liquidation of commodity interest positions to meet redemption payments would be detrimental to the Partnership or non-redeeming Limited Partners.

Under certain circumstances, including, but not limited to, the inability to liquidate commodity positions or a delay in payments due the Partnership from commodity brokers, banks, commodity pools or other persons, the Partnership may in turn delay payment to Partners requesting redemption of units. In that event, payment for redemption of such units will be made to Limited Partners as soon thereafter as is practicable.  As discussed more fully in Note 6, effective April 1, 2008, the General Partner established a side pocket/restricted share class for the Partnership’s interest in SHK.  At this time, a Partner may not redeem units from the side pocket/restricted share class.

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

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 10.	FINANCIAL HIGHLIGHTS

The following information presents non-restricted per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2008 and 2007.  This information has been derived from information presented in the financial statements.

	Three months ended				Six months ended
	June 30,				June 30,
	2008		2007		2008		2007
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)

Per Unit Performance – Non-restricted units
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,963.09		$2,970.79		$2,916.78		$3,164.35

Income (loss) from operations:
Total trading gains (losses) (1)	49.83		242.20		129.09		93.26
Net investment (loss) (1)	(48.81)		(36.92)		(81.76)		(81.54)

Total income (loss) from operations	1.02		205.28		47.33		11.72

Net asset value per unit at end of period	$2,964.11		$3,176.07		$2,964.11		$3,176.07
Total Return (4)	0.03%		6.91%		1.62%		0.37%

Supplemental Data

Ratios to average net asset value: (2) (5)
Expenses prior to incentive fees (3)	6.15%		5.40%		5.41%		5.77%
Incentive fees (4)	0.16%		0.01%		0.15%		0.26%

Total expenses	6.31%		5.41%		5.56%		6.03%

Net investment (loss) (3), (6)	(5.98	) %	(4.78	) %	(5.26	) %	(4.71	) %

Total returns are calculated based on the change in value of a unit during the period.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

_____________________
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
(5)
Ratios for the three and six months ended June 30, 2008, are after the waiver of management fees by the General Partner, equal to 0.77% and 0.79%, respectively, of average net asset value.  Ratios for the three and six months ended June 30, 2007, are after the waiver of management fees by the General Partner, equal to 0.55% and 0.41%, respectively, of average net asset value.

(6)	Excludes incentive fees.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 10.	FINANCIAL HIGHLIGHTS (CONTINUED)

The following information presents side pocket/restricted per unit operating performance data and other supplemental financial data for the period April 1, 2008 (inception of side pocket/restricted units) to June 30, 2008.  This information has been derived from information presented in the financial statements.

	2008
	(Unaudited)
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,963.09
Income (loss) from operations:
Total trading and investing gains (losses) (1)	(12.71)
Net investment (loss) (1)	(77.78)
Total income (loss) from operations	(90.49)
Net asset value per unit at end of period	$2,872.60
Total Return	(3.05)%
Supplemental Data
Ratios to average net asset value: (2) (5)
Expenses prior to incentive fees (3)	10.63%
Incentive fees (4)	0.00%
Total expenses	10.63%
Net investment (loss) (3), (6)	(10.63	) % (5)

Total returns are calculated based on the change in value of a unit during the period.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

_____________________
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

(2)	Excludes the Partnership’s proportionate share of expenses and net investment income (loss) from investments in other commodity pools.
(3)	Annualized.
(4)	Not annualized.
(5)	Excludes incentive fees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to Item 1, “Financial Statements.”  The information contained therein is essential to, and should be read in conjunction with, the following analysis.

The Partnership commenced trading on August 3, 1987.  The success of the Partnership is dependent on the ability of independent Commodity Trading Advisors (“CTAs”) and commodity trading advisors that are utilized via investing in commodity pools (collectively, the “Advisors”) to generate profits through speculative trading sufficient to produce substantial capital appreciation after payment of all fees and expenses.  Future results will depend in large part upon the futures markets in general, the performance of the Advisors for the Partnership and the amount of redemptions and changes in interest rates.  Due to the highly leveraged nature of futures trading, small price movements may result in substantial losses.  Because of the nature of these factors and their interaction, it is impossible to predict future operating results.

Critical Accounting Policies
----------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period.  Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates.  The Partnership’s significant accounting policies are described in detail in Note 1 to the Financial Statements.

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

The fair value of exchange-traded contracts is based upon exchange settlement prices.  The fair value of non-exchange traded contract is based on third party quoted dealer values on the Interbank market. The fair value of the Partnership’s investments in other commodity pools are ordinarily determined by each commodity pool in accordance with such commodity pool’s valuation policies and as reported by their management at the time of the Partnership’s valuation.  Generally, the fair value of the Partnership’s investment in a commodity pool represents the amount that the Partnership could reasonable expect to receive from such commodity pool if the Partnership’s investment was redeemed at the time of valuation, based on information reasonably available at the time the valuation is made and that the Partnership believes to be reliable.

A.  LIQUIDITY:  Approximately 33% of the Partnership’s assets are highly liquid, such as cash and open futures contracts.  It is possible that extreme market conditions or daily price fluctuation limits at certain exchanges could adversely affect the liquidity of open futures contracts.  There are no restrictions on the liquidity of these assets except for amounts on deposit with the brokers needed to meet margin requirements on open futures contracts.  The other estimated 67% of the Partnership’s assets is invested in other commodity pools which are subject to certain restrictions.  The restrictions on withdrawals from these commodity pools typically include a 10 to 30 day written notice for withdrawals, monthly or quarterly redemptions and the commodity pools’ ability to limit or suspend redemptions.

As of January 31, 2008, the managing member of SHK Diversified LLC (“SHK”) temporarily suspended future redemptions.  SHK’s managing member indicated to investors that this action was taken due to a decline in the liquidity of the markets traded by SHK combined with a significant number of requests for redemptions.  At this time, it cannot be estimated, with any reasonable certainty, when this temporary suspension will be removed.  The Partnership’s investment in SHK is stated at $2,724,670 and $3,117,286 at June 30, 2008 and December 31, 2007, respectively, and its proportionate share in the earnings (losses) of this investment for the six months ended June 30, 2008 and 2007 of $(292,616) and $32,907, respectively, is included in net income (loss) for the year then ended.  The Partnership’s proportionate share in the earnings (losses) of this investment for the three months ended June 30, 2008 and 2007 is ($11,739) and $102,853, respectively.  There is uncertainty as to the valuation of the Partnership’s investment in SHK.  Therefore, the General Partner established a side pocket/restricted share class for the Partnership’s interest in SHK which became effective April 1, 2008, and which will continue until such time as these funds are released and can be valued with certainty.  Effective April 1, 2008, the Partnership transferred its interest in SHK, which had a net asset value of $2,736,409 and a per unit value of $2,963.09 as of March 31, 2008, to this side pocket/restricted share class.  Partners of record on April 1, 2008 have a proportional interest in the assets, liabilities and income or loss related to this side pocket.  Units not attributed to SHK continue to be available for redemption.  Redemptions are in cash for that portion of the Partnership’s assets other than those attributed to SHK while the amount attributed to SHK continues to be held in the side pocket.  On April 28, 2008, the Partnership submitted a request for full redemption from SHK.

B.  CAPITAL RESOURCES:  Since the Partnership’s business is the purchase and sale of various commodity interests, it will make few, if any, capital expenditures.

The Partnership’s offering of Units of Limited Partnership Interest terminated in 1995.

C.  RESULTS OF OPERATIONS:  The Partnership’s net income (loss) for the three and six months ended June 30, 2008 and 2007:

	2008	2007

Three months ended March 31,	$(82,058)	$1,748,164
Non-Restricted	1,507
Restricted	(83,565)

Six months ended June 30,	$255,441	$87,992
Non-Restricted	339,006
Restricted	(83,565)

As of June 30, 2008, 6,760 Units were outstanding, including 187 General Partner Units and 873 Restricted Units, with an aggregate Net Asset Value of $19,958,224.  The aggregate Net Asset Value includes the Non-Restricted Net Asset Value of $17,451,565 ($2,964.11 per Non-Restricted Unit) and the Restricted Units Net Asset Value of $2,506,659 ($2,872.60 per Restricted Unit).  This represents a decrease in the aggregate Net Asset Value of $(1,465,603) compared with December 31, 2007.  The decrease was caused by redemptions of limited partner units offsetting net income for the six months ended June 30, 2008.

As of June 30, 2007, 8,375 Units were outstanding, including 187 General Partner Units, with an aggregate Net Asset Value of $26,598,274 ($3,176.07 per Unit).  This represents a decrease in Net Asset Value of $(1,575,838) compared with December 31, 2006.  The decrease was caused by redemptions of limited partner units offsetting net income for the six months ended June 30, 2007.

Second Quarter 2008
-------------------------

The second quarter saw volatility in the energy and interest rate sectors.  The Partnership had large gains in energy, with smaller gains in metals and certain agricultural commodities; large losses were in interest rates, with small losses in the stock indexes.

The Partnership had a loss of 1.55% in April.  The Partnership had large losses in interest rates, followed by smaller losses in stock indexes; gains were in energy, metals, certain agricultural commodities and currencies.

The Partnership had a gain of 0.85% in May.  The Partnership had large gains in energy again this month, followed by small gains in metals, currencies and certain agricultural commodities; large losses were in interest rates with smaller losses in stock indexes.

The Partnership had a gain of 0.35% in June.  The Partnership had gains in certain agricultural commodities, energy and stock indexes; losses were in metals, interest rates and currencies.

The Partnership ended the quarter with a loss of 0.36%.

First Quarter 2008
--------------------------

The Partnership had large gains in interest rates, caused by the drop in interest rates by the Federal Reserve throughout the quarter.   Small gains were also made in energy, currencies and certain agricultural commodities.  The Partnership saw large losses in metals followed by small losses in the equity indexes.

The Partnership had a loss of 0.51% in January.  The Partnership had large losses in metals and stock indexes; losses were mostly offset by large gains in interest rates with smaller gains in certain agricultural commodities and currencies.

The Partnership had a gain of 3.27% in February.  The Partnership had large gains in interest rates, followed by gains in certain agricultural commodities, energy and currencies; losses were in metals and the stock indexes.

The Partnership had a loss of 1.13% in March.  The Partnership had gains in energy, currencies, interest rates and metals; losses were in stock indexes and certain agricultural commodities.

The Partnership ended the quarter with a gain of 1.59%.

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

E.  CONTRACTUAL OBLIGATIONS:  None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Partnership is a Smaller Reporting Company as defined by Rule 229.10(f)(1) and therefore this item is not applicable.

Item 4.	Controls and Procedures.

ProFutures, Inc., as General Partner of ProFutures Diversified Fund, L.P., with the participation of the General Partner’s President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Partnership as of the end of the period covered by this quarterly report.  Based on their evaluation, the President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting:

There were no changes in the General Partner’s internal control over financial reporting applicable to the Partnership identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Partnership.

Item 4T.	Controls and Procedures.

There were no changes in the General Partner’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting with respect to the Partnership.

PART II - OTHER INFORMATION

Item 1.                    Legal Proceedings.

None.

Item 1A.                 Risk Factors.

The Partnership is a Smaller Reporting Company as defined by Rule 229.10(f)(1) and therefore this item is not applicable.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) Effective April 1, 2008, investor units attributed to the investment in SHK were segregated into a side pocket, while units not attributed to SHK continue to be available for redemption.  Redemptions are in cash for the portion of the Partnership’s net assets not attributed to SHK, while the net assets attributed to SHK continue to be held in the side pocket.   Redemption of the Partnership’s net assets not attributed to SHK are permitted at the end of each calendar month at the then current Net Asset Value per Unit.

The right to obtain redemption is contingent upon the Partnership’s having property sufficient to discharge its liabilities on the redemption date and may be delayed if the General partner determines that early liquidation of the commodity interest positions to meet redemption payments would be detrimental to the Partnership or non-redeeming Limited Partners.

Under certain circumstances, including but not limited to, the inability to liquidate commodity positions or a delay in payment due the Partnership from commodity brokers, banks, commodity pools or other persons, the Partnership may in turn delay payment to Partners requesting redemption units.  In that event, payment for redemption of such units will be made to Limited Partners as soon as thereafter is practicable.

The following table summarizes the redemptions, excluding those that are not effective until subsequent periods, by partners during the three months ended June 30, 2008 for non-restricted units:

MONTH                                 UNITS REDEEMED                                        NAV PER UNIT

April 30, 2008                                                        69                                                      2,911.22

May 31, 2008                                                      108                                                      2,953.58

June 30, 2008                                                      139                                                      2,964.11

TOTAL                                                               316

Item 3.                     Defaults Upon Senior Securities.

 Not Applicable.

Item 4.                     Submission of Matters to a Vote of Security Holders.

 None.

Item 5.                     Other Information.

 None.

Item 6.                     Exhibits.

 Exhibits filed herewith:

31.01	Certification of Gary D. Halbert, President, pursuant to Rules 13a-14 and15d-14 of the Securities Exchange Act of 1934.
31.02	Certification of Debi B. Halbert, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.01	Certification of Gary D. Halbert, President, pursuant to 18 U.S.C. Section1350 as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
32.02	Certification of Debi B. Halbert, Chief Financial Officer, pursuant to 18U.S.C. Section 1350 as enacted by Section 906 of The Sarbanes-OxleyAct of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROFUTURES DIVERSIFIED FUND, L.P.
(Registrant)

August 14, 2008	By /s/ GARY D. HALBERT
-------------------------	------------------------------------------------------
Date	Gary D. Halbert, President and Director
ProFutures, Inc.
General Partner

August 14, 2008	By /s/ DEBI B. HALBERT
-------------------------	-----------------------------------------------------
Date	Debi B. Halbert, Chief Financial Officer,
Treasurer and Director
ProFutures, Inc.
General Partner