Form 10-Q
period 2008-09-30
PROFUTURES DIVERSIFIED FUND L P
filed 2008-11-14
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

Commission File Number 0-16898

     PROFUTURES DIVERSIFIED FUND, L.P.
(Exact name of Partnership)

Delaware	75-2197831
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

ProFutures, Inc.
11719 Bee Cave Road
Suite 200
Austin, Texas  78738
(Address of principal executive offices)

Partnership’s telephone number
(800) 348-3601

Indicate by check mark whether the Partnership (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	2-11

Item 1. Notes to Financial Statements	12-31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32-38

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	38

Item 4T. Controls and Procedures	38

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	40

Item 4. Submission of Matters to a Vote of Security Holders	40

Item 5. Other Information	40

Item 6. Exhibits	40

Signatures	S-1

Rule 13a–14(a)/15d–14(a) Certifications	S-2 – S-3

Section 1350 Certifications	S-4 – S-5

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
September 30, 2008 (Unaudited) and December 31, 2007 (Audited)
_________________

	September 30,	December 31,
	2008	2007
ASSETS
Equity in broker trading accounts
Cash	$5,516,827	$1,433,626
Options on futures contracts, at fair value (premiums received – $0 and $34,500, respectively)	0	(32,775)
Unrealized gain (loss) on open futures contracts	326,936	4,010

Deposits with broker	5,843,763	1,404,861

Cash	2,473	3,387
Investments in other commodity pools	12,845,305	16,889,459
Investment in other commodity pool paid in advance	390,000	0
Redemptions receivable from other commodity pools	200,000	4,500,000

Total assets	$19,281,541	$22,797,707

LIABILITIES
Accounts payable	$89,612	$97,542
Commissions and other trading fees on open contracts	1,336	266
Incentive fees payable	168,692	0
Management fees payable (includes $100,975 and $61,761 payable to the General Partner at September 30, 2008 and December 31, 2007, respectively)	127,765	70,758
Redemptions payable	548,122	1,205,314

Total liabilities	935,527	1,373,880

PARTNERS’ CAPITAL (Net Asset Value)
Partners’ Capital (Non-restricted units):
General Partner – 162.9203 and 187.1212 units outstanding at September 30, 2008 and December 31, 2007	466,477	545,791
Limited Partners – 5,395.8348 and 7,157.9112 units outstanding at September 30, 2008 and December 31, 2007	15,449,442	20,878,036
Partners’ Capital (Side pocket/restricted units):
General Partner – 24.2009 and 0.0000 units outstanding at September 30, 2008 and December 31, 2007	71,794	0
Limited Partners – 794.9578 and 0.0000 units outstanding at September 30, 2008 and December 31, 2007	2,358,301	0

Total partners’ capital (Net Asset Value)	18,346,014	21,423,827

	$19,281,541	$22,797,707

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2008 (Unaudited) and December 31, 2007 (Audited)
_________________

LONG FUTURES CONTRACTS(3)	September 30, 2008		December 31, 2007
		% of Net		% of Net
Description	Value	Asset Value	Value	Asset Value
Agricultural	$(45,949)	(0.25)%	$0	0.00%
Energy	(180)	0.00%	0	0.00%
Interest rate	(70,588)	(0.38)%	0	0.00%
Metal	(6,270)	(0.03)%	0	0.00%
Stock index	112,964	0.62%	0	0.00%

Total long futures contracts	$(10,023)	(0.04)%	$0	0.00%

SHORT FUTURES CONTRACTS(3)
Agricultural	$223,572	1.22%	$0	0.00%
Currency	48,305	0.26%	0	0.00%
Energy	126	0.00%	0	0.00%
Interest rate	(8,124)	(0.04)%	0	0.00%
Metal	68,025	0.37%	0	0.00%
Stock index	5,055	0.03%	4,010	0.02%

Total short futures contracts	$336,959	1.84%	$4,010	0.02%

Total futures contracts	$326,936	1.80%	$4,010	0.02%

WRITTEN OPTIONS ON FUTURES CONTRACTS(3)
Stock index	$0	0.00%	$(32,775)	(0.15)%

Total written options on futures contracts (premiums received – $0 and $34,500, respectively)	$0	0.00%	$(32,775)	(0.15)%

INVESTMENTS IN OTHER COMMODITY POOLS

ProFutures Strategic Allocation Trust(1)
Investment Objective
To achieve capital appreciation by trading U.S. and Non U.S. futures and forward currency contracts
Redemption Provisions Monthly, with 10 days notice	$0	0.00%	$5,495,004	25.65%

SHK Diversified LLC(2)
Investment Objective
To achieve capital appreciation by trading U.S. and Non U.S. futures and forward currency contracts	2,850,416	15.54%	3,117,286	14.55%

(1)	The Managing Owner of ProFutures Strategic Allocation Trust is ProFutures, Inc., the Partnership’s General Partner.
(2)
As of January 31, 2008, the managing member of SHK Diversified LLC temporarily suspended future redemptions from this fund.  This action was taken by the managing member due to a decline in the liquidity of the markets traded by this fund combined with a significant number of request for redemptions from this fund.  At this time, it cannot be estimated, with any reasonable certainty, when this temporary suspension will be removed by this fund.  On April 28, 2008, the Partnership submitted a request for a full redemption.

(3)	No individual futures or options on futures contract position constituted greater than 5 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
September 30, 2008 (Unaudited) and December 31, 2007 (Audited)
_________________

	September 30, 2008		December 31, 2007
		% of Net		% of Net
INVESTMENTS IN OTHER COMMODITY POOLS (continued)	Value	Asset Value	Value	Asset Value

Valhalla Synergy Fund LLC
Investment Objective
To achieve capital appreciation through speculative trading of commodities, commodity futures contracts, options on futures contracts and commodities, and spot and forward contracts traded in U.S. and non-U.S. markets.  The Fund may pursue its trading strategy either directly, or indirectly through an investment of substantially all of its assets in Valhalla Synergy Master Fund Ltd.

Redemption Provisions Quarterly, with 30 days notice	$2,701,314	14.72%	$4,419,668	20.63%

Winton Futures Fund, L.P. (US) – Institutional Interest(1)
Investment Objective
To achieve capital appreciation by trading U.S. and Non U.S. futures contracts

Redemption Provisions Monthly, with 15 days notice	7,293,575	39.76%	3,857,501	18.01%

Total investments in other commodity pools	$12,845,305	70.02%	$16,889,459	78.84%

(1)	The General Partner of Winton Futures Fund, L.P. (US) is Altegris Portfolio Management, Inc., an affiliate of Altegris Investments, Inc.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
September 30, 2008 (Unaudited) and December 31, 2007 (Audited)
_________________

Proportional Share of Investment of Valhalla Synergy Fund L.L.C.(1)
		Redemption		% of Net
Description	Investment Objective	Provisions	Value	Asset Value
Valhalla Synergy Master Fund Ltd.	To achieve capital appreciation through the speculative trading of commodities, commodity futures contracts, options on futures contracts and commodities, and spot and forward contracts traded in U.S. and non-U.S. markets.	Quarterly – with 30 days written notice	$2,666,204	14.53%

Proportional Share of Investments of Other Commodity Pools as of September 30, 2008(2)

Money Market Mutual Fund Investments
				% of Net
Shares	Description	Cost	Value	Asset Value

1,116,786	UBS Select Prime Institutional Fund	$1,116,786	$1,116,786	6.09%

United States Government Sponsored Agency Securities

Face		Range of		% of Net
Value	Description	Maturity Dates	Value	Asset Value

$2,786,624	Federal Home Loan Bank	10/2008 to 04/2010	$2,780,913	15.16%

Open Long and Short Futures Contracts

No. of		Range of		% of Net
Contracts	Description	Expiration Dates	Value	Asset Value

	Long Futures Contracts

	Metals
1,220	Gold	02/2009 to 12/2012	$(2,004,586)	(10.93)%
217	Silver	03/2009 to 07/2011	$(4,055,106)	(22.10)%

	Short Futures Contracts

	Metals
1,223	Gold	12/2008 to 06/2012	$(4,719,521)	(25.73)%
221	Silver	12/2008 to 03/2010	$2,196,881	11.97%

Open Long and Short Forward Contracts

No. of		Range of		% of Net
Contracts	Description	Expiration Dates	Value	Asset Value

	Long Forward Contracts

	Metals
134	Copper	10/2008 to 12/2011	$2,268,892	12.37%

	Short Forward Contracts

	Metals
136	Copper	10/2008 to 12/2011	$(1,824,794)	(9.95)%

(1)	Represents the Partnership’s proportional share of Valhalla Synergy Fund LLC’s individual underlying investment which exceeds 5% of the Partnership’s Net Asset Value at September 30, 2008.
(2)
Represents the Partnership’s proportional share of other commodity pools’ individual underlying investments and open futures and forward contracts which exceed 5% of the Partnership’s Net Asset Value at September 30, 2008.  In certain situations open futures contracts that are less than 5% of the Partnership’s Net Asset Value may be presented to better indicate the Partnership’s net exposure to a particular underlying commodity.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
September 30, 2008 (Unaudited) and December 31, 2007 (Audited)
_________________

Proportional Share of Investments of Other Commodity Pools as of December 31, 2007(1)

Money Market Mutual Fund Investments
				% of Net
Shares	Description	Cost	Value	Asset Value

2,603,841	UBS Select Prime Institutional Fund	$2,603,841	$2,603,841	12.15%

Open Long and Short Futures Contracts

No. of		Range of		% of Net
Contracts	Description	Expiration Dates	Value	Asset Value

	Long Futures Contracts

	Metals
2,939	Gold	04/2008 to 12/2010	$15,781,819	73.66%
661	Silver	05/2008 to 07/2010	$2,095,969	9.78%

	Short Futures Contracts

	Metals
2,964	Gold	02/2008 to 06/2012	$(10,928,866)	(51.01)%
668	Silver	03/2008 to 12/2010	$(950,826)	(4.44)%

Open Long and Short Forward Contracts

No. of		Range of		% of Net
Contracts	Description	Expiration Dates	Value	Asset Value

	Long Forward Contracts

	Metals
313	Copper	01/2008 to 12/2011	$9,141,316	42.67%
336	Aluminum	01/2008 to 12/2011	$2,107,432	9.84%

	Short Forward Contracts

	Metals
143	Copper	01/2008 to 12/2011	$(8,743,537)	(40.81)%
341	Aluminum	01/2008 to 12/2011	$(2,249,393)	(10.50)%

(1)
Represents the Partnership’s proportional share of other commodity pools’ individual underlying investments and open futures and forward contracts which exceed 5% of the Partnership’s Net Asset Value at December 31, 2007.  In certain situations open futures contracts that are less than 5% of the Partnership’s Net Asset Value may be presented to better indicate the Partnership’s net exposure to a particular underlying commodity.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2008 and 2007 (Unaudited)
_________________

	Three Months Ended September 30,
	2008	2008	2008		2007

	Non-restricted	Side pocket	Total		Total
TRADING AND INVESTING GAINS (LOSSES)
Gain (loss) from futures and options on futures trading
Realized	$295,649	$0		$295,649	$(1,112,946)
Change in unrealized	256,622	0		256,622	5,905
Brokerage commissions	(38,518)	0		(38,518)	(67,959)

Gain (loss) from futures and options on futures trading	513,753	0		513,753	(1,175,000)

Gain (loss) from trading of forward currency contracts and options on forward currency contracts
Realized	0	0		0	0
Change in unrealized	0	0		0	0

Gain from forward currency contracts and options on forward currency contracts	0	0		0	0

Gain (loss) from investment in other commodity pools	(688,358)	125,746		(562,612)	(866,447)

Total trading and investing gains (losses)	(174,605)	125,746		(48,859)	(2,041,447)

NET INVESTMENT INCOME (LOSS)

Income
Interest income	21,671	0		21,671	27,349

Expenses
Incentive fees	168,692	0		168,692	1,022
Management fees (includes $154,948, $25,108, $180,056 and $225,769 charged by the General Partner for the three months ended September 30, 2008 and 2007, respectively)	201,152	25,108		226,260	254,259
Operating expenses	86,489	13,857		100,346	114,864

Total expenses	456,333	38,965		495,298	370,145

General Partner management fees waived	0	0		0	(30,543)

Net expenses	456,333	38,965		495,298	339,602

Net investment income (loss)	(434,662)	(38,965)		(473,627)	(312,253)

NET INCOME (LOSS)	$(609,267)	$86,781		$(522,486)	$(2,353,700)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period of 5,773, 923 and 8,267, respectively)	$(105.54)	$94.02	$	N/A (1)	$(284.70)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(100.89)	$93.97	$	N/A (1)	$(280.83)

_________________
(1)
A total net income (loss) per general and limited partnership unit and a total for the increase (decrease) in net asset value per general and limited partnership unit are not presented as the amounts are instead shown for each separate class of units.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF OPERATIONS (CONTINUED)
For the Nine Months Ended September 30, 2008 and 2007 (Unaudited)
_________________

	Nine Months Ended September 30,
	2008	2008	2008		2007

	Non-restricted	Side pocket	Total		Total
TRADING AND INVESTING GAINS (LOSSES)
Gain (loss) from futures and options on futures trading
Realized	$(9,529)	$0		$(9,529)	$(622,135)
Change in unrealized	321,201	0		321,201	(484,736)
Brokerage commissions	(83,045)	0		(83,045)	(249,722)

Gain (loss) from futures and options on futures trading	228,627	0		228,627	(1,356,593)

Gain (loss) from trading of forward currency contracts and options on forward currency contracts
Realized	0	0		0	467,487
Change in unrealized	0	0		0	(371,164)

Gain from forward currency contracts and options on forward currency contracts	0	0		0	96,323

Gain (loss) from investment in other commodity pools	484,332	114,007		598,339	9,811

Total trading and investing gains (losses)	712,959	114,007		826,966	(1,250,459)

NET INVESTMENT INCOME (LOSS)

Income
Interest income	36,491	0		36,491	169,372

Expenses
Incentive fees	198,152	0		198,152	69,916
Management fees (includes $527,008, $50,217, $577,225 and $732,557 charged by the General Partner for the nine months ended September 30, 2008 and 2007, respectively)	586,615	50,217		636,832	883,758
Operating expenses	312,684	60,575		373,259	316,065

Total expenses	1,097,451	110,792		1,208,243	1,269,739

General Partner management fees waived	(77,739)	0		(77,739)	(85,118)

Net expenses	1,019,712	110,792		1,130,504	1,184,621

Net investment income (loss)	(983,221)	(110,792)		(1,094,013)	(1,015,249)

NET INCOME (LOSS)	$(270,262)	$3,215		$(267,047)	$(2,265,708)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT

(based on weighted average number of units outstanding during the period of 6,397,923 and 8,503, respectively)	$(42.25)	$3.48	$	N/A (1)	$(266.45)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(53.56)	$3.48	$	N/A (1)	$(269.11)

_________________
(1)
A total net income (loss) per general and limited partnership unit and a total for the increase (decrease) in net asset value per general and limited partnership unit are not presented as the amounts are instead shown for each separate class of units.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)
_________________

	Total
	Number of	Partners’ Capital
	Units	General	Limited	Total
Non-restricted units

Balances at December 31, 2007	7,345.0323	$545,791	$20,878,036	$21,423,827

Transfer to side pocket/restricted	(923.4980)	(71,709)	(2,664,700)	(2,736,409)

Net (loss) for the nine months ended September 30, 2008		(7,605)	(262,657)	(270,262)

Redemptions(1)	(862.7792)	0	(2,501,237)	(2,501,237)

Balances at September 30, 2008	5,558.7551	$466,477	$15,449,442	$15,915,919

Side pocket/restricted units

Balances at December 31, 2007	0.0000	$0	$0	$0

Transfer from non-restricted	923.4980	71,709	2,664,700	2,736,409

Net income for the nine months ended September 30, 2008		85	3,130	3,215

Redemptions(1)	(104.3393)	0	(309,529)	(309,529)

Balances at September 30, 2008	819.1587	$71,794	$2,358,301	$2,430,095

Total Partners’ Capital (Net Asset Value) at September 30, 2008		$538,271	$17,807,743	$18,346,014

(1)
Redemptions have been recorded in accordance with the Statement of Financial Accounting Standards No. 150.  Redemptions approved by the General Partner, prior to the period end, that are not effective until subsequent periods are recorded in the current period.

Net Asset Value Per Unit
Non-restricted units		Side pocket/restricted units
September 30,	December 31,	September 30,	December 31,
2008	2007	2008	2007

$2,863.22	$2,916.78	$2,966.57	$ N/A

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) (CONTINUED)
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)
_________________

	Total
	Number of	Partners’ Capital
	Units	General	Limited	Total
Non-restricted units

Balances at December 31, 2006	8,903.6039	$592,117	$27,581,995	$28,174,112

Net (loss) for the nine months ended September 30, 2007		(50,357)	(2,215,351)	(2,265,708)

Redemptions	(899.2191)	0	(2,733,752)	(2,733,752)

Balances at September 30, 2007	8,004.3848	$541,760	$22,632,892	$23,174,652

Net Asset Value Per Unit
Non-restricted units		Side pocket/restricted units
September 30,	December 31,	September 30,	December 31,
2007	2006	2007	2006

$2,895.24	$3,164.35	$ N/A	$ N/A

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)
_________________

	September 30,
	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(267,047)	$(2,265,708)

Adjustment to reconcile net income (loss) to net cash provided by operating activities
(Gain) loss from investment in other commodity pools, net	(598,339)	(9,811)
Change in operating assets and liabilities
(Increase) decrease in cash at broker	(4,083,201)	12,091,160
(Increase) decrease in options on futures contracts	(32,775)	0
(Increase) decrease in unrealized gain (loss) on open futures contracts	(322,926)	0
(Increase) decrease in cash deposits in forward trading collateral accounts	0	5,412,319
(Increase) decrease in net premiums paid on options on forward currency contracts	0	3,294
(Increase) decrease in unrealized gain on open forward currency contracts and options on forward currency contracts	0	371,164
Additions to other commodity pools	(10,690,000)	(15,803,865)
Redemptions from other commodity pools	19,242,492	3,025,000
(Decrease) increase in accounts payable	(7,930)	2,534
(Decrease) increase in commissions and other trading fees on open contracts	1,070	(5,520)
(Decrease) increase in incentive fees payable	168,692	(61,629)
(Decrease) increase in management fees payable	57,007	(165,903)

Net cash provided by (used in) Operating Activities	3,467,043	2,593,035

FINANCING ACTIVITIES
Redemptions paid	(3,467,957)	(2,593,795)

Net cash provided by (used in) Financing Activities	(3,467,957)	(2,593,795)

Net cash increase (decrease) for the period	(914)	(760)

Cash at beginning of the period	3,387	3,204

Cash at end of the period	$2,473	$2,444

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

As more fully described in Note 6., effective April 1, 2008, the Partnership established a “side pocket/restricted” account for each investor.  The Partnership transferred its interest in SHK Diversified LLC (“SHK”), which had a net asset value of $2,736,409 and a per unit value of $2,963.09 as of March 31, 2008, to a side pocket/restricted share class.  Partners of record on April 1, 2008 have a proportional interest in the assets, liabilities and income or loss related to this side pocket.

Partners who have requested redemptions will continue to participate in any income or loss specifically from the SHK side pocket investment until such time as the Partnership receives its redemption proceeds or liquidation proceeds from SHK.  The side pocket/restricted share class will also bear its proportionate share of the Partnership’s expenses, as well as all expenses directly related to this class’ establishment and operation.

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

Futures and Forward Currency Contracts

Transactions are accounted for on the trade date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts (the difference between contract trade price and fair value) are reflected in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 – Offsetting of Amounts Related to Certain Contracts.  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  Brokerage commissions on futures contracts include other trading fees and are charged to expense when contracts are opened.  Fair value of exchange-traded contracts is based upon exchange settlement prices.  Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market.

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

Redemptions of Units (continued)

It is unknown at this time when redemptions related to side pocket/restricted units will be available.  The change in redemptions payable from the previous reporting periods due to the change in net asset value is reported in net income and then allocated.  Redemptions payable related to side pocket/restricted units at September 30, 2008 and December 31, 2007 are $309,529 and $0, respectively.

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

The fair values of Level 1 financial instruments at September 30, 2008, consisted of the following:

Futures contracts	$326,936

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

The Partnership’s investments in other commodity pools are reported in the statement of financial condition at fair value.  Fair value ordinarily represents the Partnership’s proportionate share of each other commodity pool’s net asset value determined for each commodity pool in accordance with such commodity pool’s valuation policies and as reported by their management at the time of the Partnership’s valuation.  Generally, the fair value of the Partnership’s investment in a commodity pool represents the amount that the Partnership could reasonably expect to receive from such commodity pool if the Partnership’s investment was redeemed at the time of valuation, based on information reasonably available at the time the valuation is made and that the Partnership believes to be reliable.  This financial instrument is classified in Level 3 of the fair value hierarchy.

The fair values of Level 3 financial instruments at September 30, 2008, consisted of the following:

Investments in other commodity pools	$12,845,305

The following table presents a reconciliation of the activity for the investments in other commodity pools:

Balance at January 1, 2008:	$16,889,459

Gain (loss) from investments in other commodity pools	598,339

Additions and redemptions, net	(4,642,493)

Transfers in and/or out of Level 3	0

Balance at September 30, 2008:	$12,845,305

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

Interim Financial Statements

The unaudited financial statements of ProFutures Diversified Fund, L.P., as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and September 30, 2007, have been prepared by us pursuant to the rules and regulations of the SEC.  The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in the opinion of management; necessary to fairly state the operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited financial statements should be read in conjunction with the notes to the financial statements contained in our 2007 Annual Report on Form 10-K filed with the SEC on May 15, 2008.

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

Total management fees earned by ProFutures, Inc. for the nine months ended September 30, 2008 and 2007 were $577,225 and $732,557, respectively.  Such management fees earned for the three months ended September 30, 2008 and 2007 were $180,056 and $225,769, respectively.  Management fees payable to ProFutures, Inc. as of September 30, 2008 and December 31, 2007 were $100,975 and $61,761, respectively.

During the nine months ended September 30, 2008 and 2007, the General Partner waived $77,739 and $85,118, respectively, of its monthly management fee related to the value of the Partnership’s net assets invested in ProFutures Strategic Allocation Trust, an affiliated fund also managed by ProFutures, Inc.  During the three months ended September 30, 2008 and 2007, the General Partners waived $0 and $30,543, respectively, of its monthly management

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

Starting in April 2008, the Partnership ceased payment of General Partner management fees related to the side pocket unit class.  The General Partner management fees related to the side pocket unit class continue to be accrued and $50,217 is included in management fees payable at September 30, 2008.

Note 3.	CONSULTANT

The Partnership has a consulting agreement with Altegris Investments, Inc. (Altegris), whereby Altegris will recommend the selection and termination of the Partnership’s trading advisors and the allocation and reallocation of the Partnership’s assets.  Pursuant to the consulting agreement, Altegris receives a monthly consulting fee equal to .0208% (.25% annually) of the Partnership’s month-end Net Asset Value.  Effective April 1, 2007, certain net assets of the Partnership invested  with Altegris affiliated managers are excluded from the month-end Net Asset Value when computing the consulting fees due to Altegris.  The consulting fee (included in management fees in the statement of operations) earned by Altegris totaled $8,745 and $20,582 for the nine months ended September 30, 2008 and 2007, respectively, and $3,765 and $1,350 for the three months ended September 30, 2008 and 2007, respectively.  In addition to the monthly consulting fee, Altegris earns commissions for introducing the Partnership to certain commodity trading advisors and other commodity pools based on the number of trades entered on behalf of the Partnership.

Note 4.	COMMODITY TRADING ADVISORS

The Partnership has trading advisory contracts with commodity trading advisors to furnish investment management services to the Partnership.  These trading advisors typically receive management fees ranging from 0% to 2% annually of Allocated Net Asset Value (as defined in each respective trading advisory contract).  In addition, the commodity trading advisors typically receive quarterly incentive fees of 20% to 25% of Trading Profits (as defined).  Total management fees earned by the trading advisors amounted to $50,862 and $130,619 for the nine months ended September 30, 2008 and 2007, respectively.  Such management fees earned by the trading advisors for the three months ended September 30, 2008 and 2007 were $42,439 and $27,140, respectively.  Total incentive fees earned by the trading advisors amounted to $198,152 and $69,916 for the nine months ended September 30, 2008 and 2007, respectively.  Such incentive fees earned by the trading advisors for the three months ended September 30, 2008 and 2007 were $168,692 and $1,022, respectively.

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

Summarized information for these investments is as follows:

	ProFutures		Valhalla	Winton
	Strategic	SHK	Synergy	Futures Fund,
	Allocation Trust	Diversified LLC	Fund LLC	L.P. (US)	Totals
Net Asset Value
December 31, 2007	$5,495,004	$3,117,286	$4,419,668	$3,857,501	$16,889,459

Additions	4,500,000	0	0	5,800,000	10,300,000

Income (loss)	567,489	(166,870)	381,646	(183,926)	598,339

Redemptions	(10,562,493)	(100,000)	(2,100,000)	(2,180,000)	(14,942,493)

Net Asset Value
September 30, 2008	$0	$2,850,416	$2,701,314	$7,293,575	$12,845,305

Income (loss)
Quarter 1, 2008	$516,123	$(280,877)	$454,755	$299,673	$989,674

Quarter 2, 2008	51,366	(11,739)	5,734	125,916	171,277

Quarter 3, 2008	0	125,746	(78,843)	(609,515)	(562,612)

Income (loss) for the nine months ended	$567,489	$(166,870)	$381,646	$(183,926)	$598,339

Net Asset Value
December 31, 2006	$0	$0	$0	$9,338,122	$9,338,122

Additions	7,364,000	3,500,000	4,439,865	500,000	15,803,865

Income (loss)	(713,408)	(208,716)	77,655	854,280	9,811

Redemptions	(582,000)	(100,000)	(100,000)	(2,243,000)	(3,025,000)

Net Asset Value
September 30, 2007	$6,068,592	$3,191,284	$4,417,520	$8,449,402	$22,126,798

Income (loss)
Quarter 1, 2007	$(553,622)	$(69,946)	$121,635	$(452,217)	$(954,150)

Quarter 2, 2007	863,088	102,853	(102,629)	967,096	1,830,408

Quarter 3, 2007	(1,022,874)	(241,623)	58,649	339,401	(866,447)

Income (loss) for the nine months ended	$(713,408)	$(208,716)	$77,655	$854,280	$9,811

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

Condensed financial information as of December 31, 2007 and for the five month period ended May 31, 2008 and for the three and nine month periods ended September 30, 2007 is as follows (the Partnership fully redeemed from the Trust as of May 31, 2008):

December 31, 2007
(audited)
Statements of Financial Condition
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

$13,196,413

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

ProFutures Strategic Allocation Trust (continued)

Three Months Ended
September 31, 2007
Statements of Operations	(unaudited)

Trading gains (losses)
Realized	$(1,905,239)
Change in unrealized	(411,093)
Brokerage commissions	(14,567)

Total trading gains (losses)	(2,330,899)

Net investment income (loss)
Interest income	149,536

Expenses
Incentive fees	0
Management and other fees	142,500
Operating expenses	32,125

Total expenses	174,625

Net investment (loss)	(25,089)

Net income (loss)	$(2,355,988)

	Five Months Ended	Nine Months Ended
	May 31, 2008	September 31, 2007
Statements of Operations	(unaudited)	(unaudited)

Trading and investing gains (losses)
Realized	$(101,694)	$(1,217,854)
Change in unrealized	456,850	(254,252)
Brokerage commissions	(12,745)	(64,403)

Total trading gains (losses)	342,411	(1,536,509)

Gain from investment in other commodity pool	981,259	0

Total trading and investing gains (losses)	1,323,670	(1,536,509)

Net investment income (loss)
Interest income	47,506	479,871

Expenses
Incentive fees	0	73,475
Management and other fees	217,083	445,114
Operating expenses	63,591	76,805

Total expenses	280,674	595,394

Net investment (loss)	(233,168)	(115,523)

Net income (loss)	$1,090,502	$(1,652,032)

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

ProFutures Strategic Allocation Trust (continued)

The accounting principles utilized by the Trust are consistent in all material respects with those utilized by the Partnership.

The Partnership’s investment in the Trust represents approximately 0% and 43.1% of the investee fund’s net asset value as of September 30, 2008 and December 31, 2007, respectively.

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

The Partnership’s investment in SHK is stated at $2,850,416 and $3,117,286 at September 30, 2008 and December 31, 2007, respectively, and its proportionate share in the earnings (losses) of this investment for the nine months ended September 30, 2008 and 2007 of $(166,870) and $(208,716), respectively, is included in net income (loss) for the periods then ended.  The Partnership’s proportionate share in the earnings (losses) of this investment for the three months ended September 30, 2008 and 2007 is $125,746 and $(241,623), respectively.

At this time, there is uncertainty as to the valuation of the Partnership’s investment in SHK.  Therefore, the General Partner established a side pocket for the Partnership’s interest in SHK effective April 1, 2008, until such time as these funds are released and can be valued with a reasonable degree of certainty.  Investor units attributed to SHK will be segregated into a side pocket while units not attributed to SHK will continue to be available for redemption.  Redemptions will be in cash for the portion of the Partnership’s net assets not attributed to SHK while the net assets attributed to SHK will continue to be held in the side pocket.  The side pocket/restricted share class will also bear its proportionate share of the Partnership’s expenses, as well as all expenses directly related to this class’ establishment and operation.

On April 28, 2008, the Partnership submitted a request for full redemption from SHK.  At this time it is uncertain as to when this redemption will be honored and paid by SHK.

Investors in SHK are charged management fees of 6.00% per annum (in 2008, voluntarily reduced to 3.00% per annum by the managing member of SHK) and a profit share of 25% of trading profits.  For the nine months ended September 30, 2008, the Partnership’s proportionate share of management fees and profit share charged by SHK were approximately $61,900 and $0, respectively.  For the three months ended September 30, 2008, the Partnership’s proportionate share of management fees and profit share charged by SHK were approximately $21,400 and $0, respectively.  For the nine months ended September 30, 2007, the Partnership’s proportionate share of management fees and profit share charged by SHK were approximately $137,400 and $0, respectively.  For the three months ended September 30, 2007, the Partnership’s proportionate share of management fees and profit share charged by SHK were approximately $50,000 and $(11,000), respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

SHK Diversified LLC (continued)

Condensed financial information as of September 30, 2008 and December 31, 2007 and for the three and nine month periods ended September 30, 2008 and 2007 is as follows:

	September 30,	December 31,
	2008	2007
Statements of Financial Condition	(unaudited)	(unaudited)

Assets
Money market fund	$34,397,352	$57,268,220
Equity in broker trading accounts
Cash (due to broker)	219,979,903	(114,907,191)
Unrealized gain on open contracts	(191,192,300)	128,343,818

Deposits with broker	28,787,603	13,436,627

Other assets	42,000	28,495

Total assets	$63,226,955	$70,733,342

Liabilities
Accounts payable	$49,886	$133,065
Commissions payable	69,338	161,822
Management fee payable	134,347	303,133
Incentive fee payable	4,686	4,686
Subscription received in advance	0	75,000
Redemptions payable	0	3,757,503

Total liabilities	258,257	4,435,209

Total Capital (Net Asset Value)	62,968,698	66,298,133

	$63,226,955	$70,733,342

	Three Months Ended	Three Months Ended
	September 30, 2008	September 30, 2007
Statements of Operations	(unaudited)	(unaudited)

Trading gains (losses)
Realized	$271,325,643	$44,517,688
Change in unrealized	(267,542,315)	(49,734,210)
Brokerage commissions	(783,653)	(263,811)

Total trading gains (losses)	2,999,675	(5,480,333)

Net investment income (loss)
Interest and dividend income	303,177	984,619

Expenses
Incentive fees	0	(357,576)
Management and other fees	402,670	960,563
Operating expenses	55,100	59,400

Total expenses	457,770	662,387

Net investment gain (loss)	(154,593)	322,232

Net income (loss)	$2,845,082	$(5,158,101)

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

SHK Diversified LLC (continued)

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Statements of Operations	(unaudited)	(unaudited)

Trading gains (losses)
Realized	$319,459,425	$34,041,628
Change in unrealized	(319,536,117)	(36,421,820)
Brokerage commissions	(3,082,170)	(1,056,840)

Total trading gains (losses)	(3,158,862)	(3,437,032)

Net investment income (loss)
Interest and dividend income	1,027,392	3,027,831

Expenses
Incentive fees	0	25,016
Management and other fees	1,163,458	3,069,357
Operating expenses	170,504	198,580

Total expenses	1,333,962	3,292,953

Net investment gain (loss)	(306,570)	(265,122)

Net income (loss)	$(3,465,432)	$(3,702,154)

The Partnership’s investment in SHK represents approximately 4.5% and 4.7% of the investee fund’s net asset value as of September 30, 2008 and December 31, 2007.

Valhalla Synergy Fund LLC

Valhalla Synergy Fund LLC invests substantially all of its assets through a “master-feeder” structure into Valhalla Synergy Master Fund Ltd. (the “Master Fund”), a Cayman Islands exempted company.  Valhalla Synergy Fund LLC pays to the manager of the Master Fund a management fee of 2.00% per annum and an annual profit participation allocation of 20% of trading profits.  For the nine months ended September 30, 2008, the Partnership’s proportionate share of management fees and profit participation allocation charged by the Master Fund were approximately $56,400 and $53,000, respectively.  For the three months ended September 30, 2008, the Partnership’s proportionate share of management fees and profit participation allocation charged by the Master Fund were approximately $14,500 and $(38,000), respectively.  For the nine months ended September 30, 2007, the Partnership’s proportionate share of management fees and profit participation allocation charged by the Master Fund were approximately $60,000 and $19,000, respectively.  For the three months ended September 30, 2007, the Partnership’s proportionate share of management fees and profit participation allocation charged by the Master Fund were approximately $22,000 and $15,000, respectively.

Valhalla Synergy Fund LLC condensed financial information primarily consists of their investment in the Master Fund and income or loss is allocated from the Master Fund to Valhalla Synergy Fund LLC.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Valhalla Synergy Fund LLC (continued)

Valhalla Synergy Fund LLC net assets at the end of September 30, 2008 and December 31, 2007 are $59,959,489 and $59,248,307, respectively.  Total net income for the nine months ended September 30, 2008 and 2007 is $4,462,393 and $4,350,800, respectively.  Total net income (loss) for the three months ended September 30, 2008 and 2007 is $(1,662,957) and $3,152,900, respectively.

The Partnership’s investment in Valhalla Synergy Fund LLC represents approximately 4.51% and 7.46% of the investee fund’s net asset value as of September 30, 2008 and December 31, 2007, respectively.

Management of the Partnership believes the accounting principles utilized by Valhalla Synergy Fund LLC are consistent in all material respects with those utilized by the Partnership.

Winton Futures Fund, L.P. (US) – Institutional Interest

Institutional Interests of Winton Futures Fund, L.P. (US) (formerly Class B Interests through May 2008) are charged management fees of 1.75% annually and incentive fees of 20% of trading profits.  For the nine months ended September 30, 2008, the Partnership’s proportionate share of management fees and incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $55,000 and $103,000, respectively.  For the three months ended September 30, 2008, the Partnership’s proportionate share of management fees and incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $33,000 and $0, respectively.  For the nine months ended September 30, 2007, the Partnership’s proportionate share of management fees and incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $107,000 and $174,000, respectively.  For the three months ended September 30, 2007, the Partnership’s proportionate share of management fees and incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $35,000 and $71,000, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Winton Futures Fund, L.P. (US) – Institutional Interest (continued)

Condensed financial information as of September 30, 2008 and December 31, 2007 and for the three and nine month periods ended September 30, 2008 and 2007 is as follows:

	September 30,	December 31,
	2008	2007
Statements of Financial Condition	(unaudited)	(audited)

Assets
Equity in broker trading accounts
Cash	$76,861,652	$25,952,767
Unrealized gain (loss) on open contracts	84,475	1,354,533

Deposits with broker	76,946,127	27,307,300

Cash and cash equivalents	1,096,997	84,729,844
Investment securities at value
(cost – $151,049,871)	150,771,124	0
Other assets	729,039	54,628

Total assets	$229,543,287	$112,091,772

Liabilities
Accounts payable	$75,001	$43,748
Commissions payable	21,732	31,362
Management fee payable	248,647	115,550
Administrative fee payable	6,649	0
Service fee payable	185,535	59,483
Incentive fee payable	14,473	988,849
Redemptions payable	12,261,976	4,725,873
Subscriptions received in advance	8,584,409	10,612,046

Total liabilities	21,398,422	16,576,911

Total Capital (Net Asset Value)	208,144,865	95,514,861
	$229,543,287	$112,091,772

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Winton Futures Fund, L.P. (US) – Institutional Interest (continued)

	Three Months Ended	Three Months Ended
	September 30, 2008	September 30, 2007
Statements of Operations	(unaudited)	(unaudited)

Trading gains (losses)
Gain (loss) on trading of commodity futures contracts
Realized	$(8,183,891)	$(1,620,768)
Change in unrealized	(7,827,198)	5,725,908
Brokerage commissions	(141,601)	(132,994)

Gain (loss) from trading futures	(16,152,690)	3,972,146

Gain (loss) on trading of securities
Realized	162	0
Change in unrealized	(278,747)	0

Gain (loss) from trading securities	(278,585)	0

Total trading gains (losses)	(16,431,275)	3,972,146

Net investment income (loss)
Income
Interest income	1,105,818	1,078,631
Other income	14,358	0

Total income	1,120,176	1,078,631

Expenses
Incentive fees	14,473	804,497
Management and other fees	1,258,548	453,816
Operating expenses	136,704	44,195

Total expenses	1,409,725	1,302,508

Net investment (loss)	(289,549)	(223,877)

Net income (loss)	$(16,720,824)	$3,748,269

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 6.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Winton Futures Fund, L.P. (US) – Institutional Interest (continued)

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Statements of Operations	(unaudited)	(unaudited)

Trading gains (losses)
Gain (loss) on trading of commodity futures contracts
Realized	$13,598,216	$4,776,608
Change in unrealized	(1,270,058)	4,552,020
Brokerage commissions	(396,715)	(532,288)

Gain (loss) from trading futures	11,931,443	8,796,340

Gain (loss) on trading of securities
Realized	162	0
Change in unrealized	(278,747)	0

Gain (loss) from trading securities	(278,585)	0

Total trading gains (losses)	11,652,858	8,796,340

Net investment income (loss)
Income
Interest income	3,038,646	2,740,492
Other income	14,358	0

Total income	3,053,004	2,740,492

Expenses
Incentive fees	5,631,196	1,776,815
Management and other fees	2,873,143	1,199,947
Operating expenses	221,317	128,795

Total expenses	8,725,656	3,105,557

Net investment (loss)	(5,672,652)	(365,065)

Net income (loss)	$5,980,206	$8,431,275

Management of the Partnership believes the accounting principles utilized by Winton Futures Fund, L.P. (US) are consistent in all material respects with those utilized by the Partnership.

The Partnership’s direct and indirect investment in Winton Futures Fund, L.P. (US) represents approximately 3.5% and 4.0% of the investee fund’s net asset value as of September 30, 2008 and December 31, 2007, respectively.

As of June 1, 2008, the Partnership’s “Class B Interest” in Winton Futures Fund, L.P. (US) was reclassified as an “Institutional Interest” in Winton Futures Fund, L.P. (US).  This is a reclassification for Winton Futures Fund, L.P. (US) administrative purposes only.  There was no change to the management and incentive fees charged the Partnership, or the Partnership’s rights as a limited partner in Winton Futures Fund, L.P. (US).

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

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

Under certain circumstances, including, but not limited to, the inability to liquidate commodity positions or a delay in payments due the Partnership from commodity brokers, banks, commodity pools or other persons, the Partnership may in turn delay payment to Partners requesting redemption of units. In that event, payment for redemption of such units will be made to Limited Partners as soon thereafter as is practicable.  As discussed more fully in Note 6., effective April 1, 2008, the General Partner established a side pocket/restricted share class for the Partnership’s interest in SHK.  At this time, a Partner may not redeem units from the side pocket/restricted share class.

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

The Partnership has a portion of its assets on deposit with financial institutions, MFG and ABN AMRO (during 2007), in connection with its trading of forward currency contracts, other derivative contracts and cash management activities.  Cash deposited with brokers and dealers in securities and other financial institutions in connection with the Partnership’s trading of forward currency and other derivative contracts are partially restricted due to deposit or margin requirements.  In the event of the financial institutions’ insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.  Since forward currency contracts are traded in unregulated markets between principals, the Partnership also assumes the risk of loss from counterparty nonperformance.

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

The following information presents non-restricted per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2008 and 2007.  This information has been derived from information presented in the financial statements.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Unit Performance – Non-restricted units
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,964.11	$3,176.07	$2,916.78	$3,164.35

Income (loss) from operations:
Total trading and investing gains (losses)(1)	(25.60)	(243.06)	100.13	(149.71)
Net investment (loss)(1)	(75.29)	(37.77)	(153.69)	(119.40)

Total income (loss) from operations	(100.89)	(280.83)	(53.56)	(269.11)

Net asset value per unit at end of period	$2,863.22	$2,895.24	$2,863.22	$2,895.24

Total Return(4)	(3.40)%	(8.84)%	(1.84)%	(8.50)%

Supplemental Data

Ratios to average net asset value:(2), (5)
Expenses prior to incentive fees(3)	6.96%	5.47%	5.87%	5.67%
Incentive fees(4)	1.02%	0.00%	1.06%	0.27%

Total expenses	7.98%	5.47%	6.93%	5.94%

Net investment (loss)(3), (6)	(6.44)%	(5.03)%	(5.61)%	(4.81)%

Total returns are calculated based on the change in value of a unit during the period.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

______________________
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
(5)
Ratios for the three and nine months ended September 30, 2008, are after the waiver of management fees by the General Partner, equal to 0.00% and 0.56%, respectively, of average net asset value.  Ratios for the three and nine months ended September 30, 2007, are after the waiver of management fees by the General Partner, equal to 0.49% and 0.43%, respectively, of average net asset value.

(6)	Excludes incentive fees.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
______________

Note 10.	FINANCIAL HIGHLIGHTS (CONTINUED)

The following information presents side pocket/restricted per unit operating performance data and other supplemental financial data for the three months ended September 30, 2008 and for the period April 1, 2008 (inception of side pocket/restricted units) to September 30, 2008.  This information has been derived from information presented in the financial statements.

	Three months ended	Six months ended
	September 30,	September 30,
	2008	2008
	(Unaudited)	(Unaudited)
Per Unit Performance – Side Pocket/Restricted units
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,872.60	$2,963.09

Income (loss) from operations:
Total trading and investing gains (losses)(1)	136.16	123.45
Net investment (loss)(1)	(42.19)	(119.97)

Total income (loss) from operations	93.97	3.48

Net asset value per unit at end of period	$2,966.57	$2,966.57

Total Return(4)	3.27%	0.12%

Supplemental Data

Ratios to average net asset value:(2)
Expenses prior to incentive fees(3)	5.73%	8.17%
Incentive fees (4)	0.00%	0.00%

Total expenses	5.73%	8.17%

Net investment (loss)(3), (5)	(5.73)%	(8.17)%

Total returns are calculated based on the change in value of a unit during the period.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

________________________
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

A.  LIQUIDITY:  Approximately 30% of the Partnership’s assets are highly liquid, such as cash and open futures contracts.  It is possible that extreme market conditions or daily price fluctuation limits at certain exchanges could adversely affect the liquidity of open futures contracts.  There are no restrictions on the liquidity of these assets except for amounts on deposit with the brokers needed to meet margin requirements on open futures contracts.  The other estimated 70% of the Partnership’s assets is invested in other commodity pools which are subject to certain restrictions.  The restrictions on withdrawals from these commodity pools typically include a 10 to 30 day written notice for withdrawals, monthly or quarterly redemptions and the commodity pools’ ability to limit or suspend redemptions.

As of January 31, 2008, the managing member of SHK Diversified LLC (“SHK”) temporarily suspended future redemptions.  SHK’s managing member indicated to investors that this action was taken due to a decline in the liquidity of the markets traded by SHK combined with a significant number of requests for redemptions.  At this time, it cannot be estimated, with any reasonable certainty, when this temporary suspension will be removed.  The Partnership’s investment in SHK is stated at $2,850,416 and $3,117,286 at September 30, 2008 and December 31, 2007, respectively, and its proportionate share in the earnings (losses) of this investment for the nine months ended September 30, 2008 and 2007 of $(166,870) and $(208,716), respectively, is included in net income (loss) for the year then ended.  The Partnership’s proportionate share in the earnings (losses) of this investment for the three months ended September 30, 2008 and 2007 is 125,746 and $(241,623), respectively.  There is uncertainty as to the valuation of the Partnership’s investment in SHK.  Therefore, the General Partner established a side pocket/restricted share class for the Partnership’s interest in SHK which became effective April 1, 2008, and which will continue until such time as these funds are released and can be valued with certainty.  Effective April 1, 2008, the Partnership transferred its interest in SHK, which had a net asset value of $2,736,409 and a per unit value of $2,963.09 as of March 31, 2008, to this side pocket/restricted share class.  Partners of record on April 1, 2008 have a proportional interest in the assets, liabilities and income or loss related to this side pocket.  Units not attributed to SHK continue to be available for redemption.  Redemptions are in cash for that portion of the Partnership’s assets other than those attributed to SHK while the amount attributed to SHK continues to be held in the side pocket.  On April 28, 2008, the Partnership submitted a request for full redemption from SHK.  The side pocket/restricted share class will also bear its proportionate share of the Partnership’s expenses, as well as all expenses directly related to this class’ establishment and operation.

B.  CAPITAL RESOURCES:  Since the Partnership’s business is the purchase and sale of various commodity interests, it will make few, if any, capital expenditures.

The Partnership’s offering of Units of Limited Partnership Interest terminated in 1995.

C.	RESULTS OF OPERATIONS: The Partnership’s net income (loss) for the three and nine months ended September 30, 2008 and 2007:

	2008	2007

Three months ended September 30	$(522,486)	$(2,353,700)
Non-Restricted	(609,267)
Restricted	86,781

Nine months ended September 30	$(267,047)	$(2,265,708)
Non-Restricted	(270,262)
Restricted	3,215

As of September 30, 2008, 6,378 Units were outstanding, including 187 General Partner Units and 819 Restricted Units, with an aggregate Net Asset Value of $18,346,014.  The aggregate Net Asset Value includes the Non-Restricted Net Asset Value of $15,915,919 ($2,863.22 per Non-Restricted Unit) and the Restricted Units Net Asset Value of $2,430,095 ($2,966.57 per Restricted Unit).  This represents a decrease in the aggregate Net Asset Value of $(3,077,813) compared with December 31, 2007.  The decrease was caused by redemptions of limited partner units in addition to a loss of 1.36% in net income for the nine months ended September 30, 2008.

As of September 30, 2007, 8,004 Units were outstanding, including 187 General Partner Units, with an aggregate Net Asset Value of $23,174,652 ($2,895.24 per Unit).  This represents a decrease in Net Asset Value of $(4,999,460) compared with December 31, 2006.  The decrease was caused by redemptions of limited partner units in addition to a loss of 8.84% in net income for the nine months ended September 30, 2007.

Third Quarter 2008

The third quarter saw volatility in the stock indexes, energy and commodities.  The Partnership had losses in energy, certain agricultural commodities, metals and currencies; gains were in the stock indexes.

The Partnership had a loss of 3.45% in July.  The Partnership had large losses in certain agricultural commodities, followed by losses in energy, metals currencies; gains were in the stock indexes and interest rates.

The Partnership had a loss of 1.13% in August.  The Partnership had losses in metals, energy and certain agricultural commodities; gains were in interest rates, stock indexes and currencies.

The Partnership had a gain of 2.11% in September.  The Partnership had losses in interest rates currencies and energy; gains were in the stock indexes, certain agricultural commodities and metals.

The Partnership ended the quarter with a loss of 2.54%.

Second Quarter 2008

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

There were no changes in the General Partner’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting with respect to the Partnership.

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

The following table summarizes the redemptions, excluding those that are not effective until subsequent periods, by partners during the three months ended September 30, 2008 for non-restricted units:

MONTH	UNITS REDEEMED	NAV PER UNIT

July 31, 2008	124	2,826.34

August 31, 2008	135	2,793.95

September 30, 2008	41	2,863.22

TOTAL	300

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits filed herewith:

31.01	Certification of Gary D. Halbert, President, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Debi B. Halbert, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Gary D. Halbert, President, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of The Sarbanes- Oxley Act of 2002.

32.02	Certification of Debi B. Halbert, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROFUTURES DIVERSIFIED FUND, L.P.
(Registrant)

November 14, 2008	By /s/ GARY D. HALBERT
Date	Gary D. Halbert, President and Director
ProFutures, Inc.
General Partner

November 14, 2008	By /s/ DEBI B. HALBERT
Date	Debi B. Halbert, Chief Financial Officer,
Treasurer and Director
ProFutures, Inc.
General Partner

S-1