Form 10-K
period 2008-12-31
PROFUTURES DIVERSIFIED FUND L P
filed 2009-04-15
CIK 812192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Financial Statements for the Years ended December 31, 2008, 2007 and 2006 with Reports of Independent Registered Public Accounting Firms, the annual report to securities holders for the fiscal year ended December 31, 2008, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.  Portions of the Registrant’s Prospectus dated July 31, 1994 and Supplement dated January 31, 1995 Post-Effective Amendment No. 3 dated June 23, 1995 also are incorporated by reference in Part I, Part II, Part III and Part IV of this Form 10-K.

PART I

Item 1.                  Business.

General

ProFutures Diversified Fund, L.P. (the “Partnership”) is a limited partnership organized on March 10, 1987, under the laws of the State of Delaware.  The business of the Partnership is the speculative trading of futures contracts and other financial instruments.  The Partnership commenced its business operation in  August 1987 under the name ATA Research/ProFutures Diversified Fund, L.P.  Effective June 1, 2000, the Partnership changed its name from ATA Research/ProFutures Diversified Fund, L.P. to ProFutures Diversified Fund, L.P.  Effective October 1, 2000, ATA Research, Inc., the Partnership’s co-general partner, withdrew as co-general partner.  ProFutures, Inc. remains as the sole General Partner.  The office of the Partnership is located at 11719 Bee Cave Road, Suite 200, Austin, Texas 78738; the telephone number is (800) 348-3601.

Trading Activity

ProFutures, Inc., a Texas corporation, is the General Partner of the Partnership which administers the business and affairs of the Partnership (exclusive of its trading operations).  Trading decisions are made by independent Commodity Trading Advisors (“CTAs”) chosen by the General Partner.  At December 31, 2008, there were three CTAs utilized via investing in commodity pools and four CTAs: Winton Futures Fund, L.P. (US), SHK Diversified LLC, Valhalla Synergy Fund LLC, Cabana Capital Management Pty Ltd., Clarke Capital Management Inc., Haar Capital Management LLC and Paskewitz Asset Management LLC (collectively, the “Advisors”).  All CTA advisory fees are paid by the Partnership, including the Partnership’s proportionate share of advisory fees to the commodity pools.  Advisors may be changed from time to time by the General Partner.

ProFutures, Inc. is registered with the Commodity Futures Trading Commission (“CFTC”) as a Commodity Trading Advisor and Commodity Pool Operator and is a member of National Futures Association (“NFA”).  Gary D. Halbert is the Chairman and President, and principal stockholder, of ProFutures, Inc., which was incorporated and began operation in December, 1984, and specializes in speculative managed futures accounts.

The objective of the Partnership is to achieve appreciation of its assets through speculative trading of futures contracts and interbank forward currency contracts.  It ordinarily maintains open positions for a relatively short period of time.  The Partnership’s ability to make a profit depends largely on the success of the Advisors in identifying market trends and price movements and buying or selling accordingly.

The Partnership’s Trading Policies are set forth on Page 59 of the Partnership’s Prospectus dated July 31, 1994, which is incorporated herein by reference.

Material changes in the Trading Policies described in the Prospectus must be approved by a vote of a majority of the outstanding units of Limited Partnership Interest (“Units”).  A change in contracts traded, however, will not be deemed to be a material change in the Trading Policies.

Trading Methods and Advisors

Futures traders basically rely on either or both of two types of analysis for their trading decisions, “technical” or “fundamental.”  Technical analysis uses the theory that a study of the markets will provide a means of anticipating price changes.  Technical analysis generally will include a study of actual daily, weekly and monthly price fluctuations, volume variations and changes in open interest, utilizing charts and/or computers for analysis of these items.  Fundamental analysis, on the other hand, relies on a study and evaluation of external factors which affect the price of a futures contract in order to predict prices.  These include political and economic events, weather, supply and demand and changes in interest rates.

The respective Advisors’ trading strategies attempt to detect trends in price movements for the commodities monitored by them.  They normally seek to establish positions and maintain such positions while the particular market moves in favor of the position and to exit the particular market and/or establish reverse positions when the favorable trend either reverses or does not materialize.  These trading strategies are not normally successful if a particular market is moving in an erratic and non-trending manner.

Because of the nature of the commodities markets, prices frequently appear to be trending when a particular market is, in fact, without a trend.  In addition, the trading strategies may identify a particular market as trending favorably to a position even though actual market performance thereafter is the reverse of the trend identified.

None of the Advisors or their respective principals own any Units of the Partnership.  The Partnership’s Advisors are independent Commodity Trading Advisors and are not affiliated with the General Partner; however, they may also be Advisors to other commodity pools with which the General Partner is currently associated and they may own an interest in those pools.  Each Advisor is registered with the CFTC and is a member in such capacity with NFA.  Because of their confidential nature, proprietary trading records of the Advisors and their respective principals are not available for inspection by the Limited Partners of the Partnership.

Investment in Other Commodity Pools

The Partnership has invested in other commodity pools for two reasons.  The industry is trending toward the use of funds rather than individual managed accounts.  Many of the top tier CTAs only offer their investment management through one of their funds (i.e., Winton Futures Fund, L.P. (US)).  They do not want investors to know the specifics of their daily trading positions, so no one can duplicate their methodology.

The top tier CTAs often require at least a $10 million trading level.  The Partnership net asset value is about $20 million, with a trading level as high as $28 million.  The minimum trading levels for these top tier CTAs require a higher allocation than desired for diversification and management of risk to the partners.  The minimum investment for the commodity pools ranges from $50,000 to $1 million.  The replacement of CTA managed accounts with funds potentially allows for greater diversification, less risk and increased flexibility in managing the Partnership.

Fees, Compensation and Expenses

The Partnership pays the General Partner a monthly management fee of 1/4 of 1.0% (3.0% annually) of month-end Net Asset Value.  The Partnership pays the General Partner an additional monthly management fee of 0.0625% (0.75% annually) of the Partnership’s month-end Net Asset Value for consulting services rendered to the Partnership.  Management fees related to the side pocket/restricted share class (see Item 7 herein) were accrued throughout 2008, but not paid until February 2009.

The Partnership has a consulting agreement with Altegris Investments, Inc. (“Altegris”), whereby Altegris will recommend the selection and termination of the Advisors and the allocation and reallocation of the Partnership’s assets.  Pursuant to this consulting agreement, Altegris receives a monthly consulting fee equal to 0.0208% (0.25% annually) of the Partnership’s month-end Net Asset Value (as defined in the consulting agreement).  Effective April 1, 2007, certain net assets of the Partnership invested with managers affiliated with Altegris are excluded from the month-end Net Asset Value when computing the consulting fees due to Altegris.  In addition, the net assets of the Partnership invested with a certain commodity trading advisor are excluded from the month-end Net Asset Value when computing the consulting fees due to Altegris since Altegris earns a percentage of such commodity trading advisor’s incentive fees.  The consulting fee (included in management fees in the statement of operations) earned by Altegris totaled $10,683 and $21,603 for the years ended December 31, 2008 and 2007, respectively.

The current CTAs (seven CTAs with three utilized via investing in commodity pools as of December 31, 2008) receive management fees ranging from 0% to 6.0% annually of Allocated Net Asset Value (as defined in the trading advisory contracts).  Each of the CTAs receives a quarterly incentive fee ranging from 20% to 25% of Trading Profits (as defined).  The quarterly incentive fees are payable only on cumulative profits achieved by each CTA.  For example, if one of the CTAs to the Partnership experiences a loss after an incentive fee payment is made, that CTA retains such payments but receives no further incentive fees until such CTA has recovered the loss and then generated subsequent Trading Profits since the last incentive fee was paid such CTA.  An incentive fee may be paid to one CTA but the Partnership may experience no change or a decline in its Net Asset Value because of the performance of another CTA.  The General Partner may allocate or reallocate the Partnership’s assets at any time among the current CTAs or any others that may be selected.  Upon termination of a CTA’s contract, or at any other time in the discretion of the General Partner, the Partnership may employ other CTAs whose compensation may be calculated without regard to the losses which may be incurred by the present CTAs.  Similarly, the Partnership may renew its relationship with each CTA on the same or different terms.

Notional Funding Note:  As of December 31, 2008, the Partnership has allocated notional funds to CTAs equal to approximately 36% of the Partnership’s cash and/or other margin - qualified assets.  Of course, this percentage may be higher or lower at any given time.  The management fees paid to a CTA, if any, are a percentage of the nominal account size of the account if an account had been notionally funded.  The nominal account size is equal to a specific amount of funds initially allocated to a CTA which increases by profits and decreases by losses in the account, but not by additions to or withdrawals of actual funds from the account.  Some, but not all, CTAs are expected to be allocated notional funds, and not all of the CTAs allocated notional funds are expected to be paid management fees.  Further, the amount of cash and/or other margin-qualified assets in an account managed by a CTA will vary greatly at various times in the course of the Partnership’s business, depending on the General Partner’s general allocation strategy and pertinent margin requirements for the trading strategies undertaken by a CTA.

The Partnership is obligated to pay its periodic operating expenses, consisting substantially of preparation of the Limited Partners’ tax return information, filing and recording charges, legal, printing, accounting and auditing fees plus non-recurring expenses.  Those periodic recurring expenses are estimated at approximately 2.2% of the Partnership’s average annual Net Asset Value.  Non-recurring expenses, not included within these estimates, include expenses associated with significant litigation including, but not limited to, class action suits, suits involving the indemnification provisions of the Agreement of the Limited Partnership or any other agreement to which the Partnership is a party; by their nature, the dollar amount of non-recurring expenses cannot be estimated.

Additional descriptions and definitions are set forth in “Fees, Compensation and Expenses” on Pages 30-35 of the Partnership’s Prospectus, dated July 31, 1994, which is incorporated herein by reference.

Brokerage Arrangements

The Partnership deposits funds with MF Global Ltd. (the “Clearing Broker”) to act as broker, subject to CFTC regulations and various exchange and broker requirements.  Margin requirements are satisfied by the deposit of cash with such broker.  The Partnership earns interest income on its assets deposited with the broker.

Financial Information About Industry Segments

The Partnership operates in only one industry segment, that of the speculative trading of futures contracts and other financial instruments.  See also “Description of Futures Trading,” pages 64-65 of the Prospectus dated July 31, 1994, which is incorporated herein by reference.

Regulation

The U.S. futures markets are regulated under the Commodity Exchange Act (“CEA”), which is administered by the CFTC, a federal agency created in 1974.  The CFTC licenses and regulates commodity exchanges, commodity brokerage firms (referred to in the industry as “Futures Commission Merchants”), Commodity Pool Operators, Commodity Trading Advisors and others.  The General Partner is registered with the CFTC as a Commodity Pool Operator and each Commodity Trading Advisor is registered as such.

Futures professionals such as the General Partner and the Advisors are also regulated by NFA, a self-regulatory organization for the futures industry that supervises the dealings between futures professionals and their customers.  If the pertinent CFTC registrations or NFA memberships were to lapse, be suspended or be revoked, the General Partner would be unable to act as the Partnership’s Commodity Pool Operator, and the respective Advisors as Commodity Trading Advisors, to the Partnership.

The CFTC has adopted disclosure, reporting and recordkeeping requirements for Commodity Pool Operators (such as the General Partner) and disclosure and recordkeeping requirements for Commodity Trading Advisors.  The reporting rules require pool operators to furnish to the participants in their pools a monthly statement of account, showing the pool’s income or loss and change in Net Asset Value and an annual financial report, audited by an independent certified public accountant.

The CFTC and the exchanges have pervasive powers over the futures markets, including the emergency power to suspend trading and order trading for liquidation only (i.e., traders may liquidate existing positions but not establish new positions).  The exercise of such powers could adversely affect the Partnership’s trading.

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

Financial Information About Foreign and Domestic Operations

The Partnership does not expect to engage in any operations in foreign countries nor does it expect to earn any portion of the Partnership’s revenue from customers in foreign countries.

Available Information

The Partnership is an electronic filer with the Securities and Exchange Commission (“SEC”).  The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).  The General Partner will voluntarily provide electronic or paper copies of this filing free of charge upon request.

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

(b)           None.

Item 4.                  Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year ended December 31, 2008, no matters were submitted to a vote of the holders of Units through the solicitation of proxies or otherwise.

PART II

Item 5.                  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           There is no established public trading market for the securities.

The Partnership has filed a registration statement with the SEC for the sale of up to $38,547,364 in Units.  Such registration statement became effective as of July 31, 1994.  This offering was extended on January 31, 1995 and continued through April 30, 1995.  On June 23, 1995, Post-Effective Amendment No. 3 was filed to deregister $20,721,920 in Units.  As of December 31, 2008, a total of 5,859 non-restricted and 415 restricted Units are outstanding and held by 523 Unit holders, including 173 non-restricted and 12 restricted Units held by the General Partner and its principals.  During the calendar year 2008, a total of 943 non-restricted and 46 restricted Units were redeemed, not including any pending redemptions recorded in the Partnership’s financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  The Partnership has 5 non-restricted and 47 restricted Units pending redemption, which are not effective until January 31, 2009.  As of February 28, 2009, a total of 6,196 non-restricted Units are outstanding and held by 455 Unit holders, including 184 Units held by the General Partner and its principals.  There are no restricted Units outstanding.

The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to its Unit holders.  The General Partner made no distributions as of December 31, 2008, or as of the date hereof.  A Limited Partner may request and receive redemption of Units subject to restrictions in the limited partnership agreement.  The General Partner may suspend the determination of Net Asset Value and redemptions under certain circumstances, including the closure or suspension of trading on any relevant exchange, the suspension of redemptions by a commodity pool in which the Partnership invests or a breakdown in the means normally employed by the General Partner to value assets.

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

Item 6.                  Selected Financial Data.

The Partnership is a Smaller Reporting Company, as defined by Rule 229.10(f)(1) and therefore this item is not applicable.

Item 7.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Partnership commenced trading on August 3, 1987.  The success of the Partnership is dependent on the ability of the Advisors to generate profits through speculative trading sufficient to produce substantial capital appreciation after payment of all fees and expenses.  Future results will depend in large part upon the futures markets in general, the performance of the Advisors for the Partnership and the amount of redemptions and changes in interest rates.  Due to the highly leveraged nature of futures trading, small price movements may result in substantial losses.  Because of the nature of these factors and their interaction, it is impossible to predict future operating results.  The Partnership's business constitutes only one segment, i.e., a speculative commodity pool.

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

The Partnership records all investments at fair value in its financial statements in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements, with changes in fair value reported as a component of realized and change in unrealized trading gain (loss) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (e.g. swap and forward contracts which are traded in the inter-bank market).

The fair value of exchange-traded contracts is based upon exchange settlement prices.  The fair value of non exchange-traded contracts is based upon third party quoted dealer values on the Interbank market.  The fair value of the Partnership’s investments in other commodity pools are ordinarily determined by each commodity pool in accordance with such commodity pool’s valuation policies as reported by its management at the time of the Partnership’s valuation.  Generally, the fair value of the Partnership’s investment in a commodity pool represents the amount that the Partnership could reasonably expect to receive from such commodity pool if the Partnership’s investment was redeemed at the time of valuation, based on information reasonably available at the time the valuation is made and that the partnership believes to be reliable.

(a)           Liquidity.  Approximately 38% of the Partnerships’ assets are held in cash or cash equivalents.  There are no restrictions on the liquidity of these assets except for amounts on deposit with the broker needed to meet margin requirements on open futures contracts.  The other estimated 62% is invested in other commodity pools which are subject to certain restrictions.  The restrictions on withdrawals from these commodity pools typically include a 15 to 45 day written notice for withdrawals, monthly or quarterly redemptions and the commodity pools’ ability to limit or suspend redemptions.

Most United States exchanges (but generally not foreign exchanges, or banks or broker-dealer firms in the case of foreign currency forward contracts) limit by regulation the amount of fluctuation limits. The daily limits establish the maximum amount the price of a futures contract may vary either up or down from the previous day’s settlement price at the end of the trading session.  Once the “daily limit” has been reached in a particular commodity, no trades may be made at a price beyond the limit.  Positions in the commodity can then be taken or liquidated only if traders are willing to effect trades at or within the limit during the period for trading on such day.  Because the “daily limit” rule only governs price movement for a particular trading day, it does not limit losses.  The rule may, in fact, substantially increase losses because it may prevent the liquidation of unfavorable positions.  Futures prices have occasionally moved the daily limit for several consecutive trading days, and thereby prevented prompt liquidation of futures positions on one side of the market, subjecting those futures traders involved to substantial losses.

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

    As of January 31, 2008, the managing member of SHK Diversified LLC (“SHK”) temporarily suspended future redemptions.  SHK’s managing member indicated to investors that this action was taken due to a decline in the liquidity of the markets traded by SHK combined with a significant number of requests for redemptions.  Because of the uncertainty in valuing the Partnership’s investment in SHK, the General Partner established a side pocket for the Partnership’s interest in SHK effective April 30, 2008, to continue until such time as the investment can be valued with certainty.  Investor units attributed to SHK are segregated into a side pocket while units not attributed to SHK continue to be available for redemption.  Redemptions are in cash for that portion of the Partnership’s assets other than those attributed to SHK while the amount attributed to SHK continues to be held in the side pocket.  On April 28, 2008, the Partnership submitted a request for full redemption from SHK.  The side pocket/restricted share class will also bear its proportionate share of the Partnership’s expenses, as well as all expenses directly related to this class’ establishment and operation.  Effective, December 31, 2008, SHK paid the Partnership approximately half of the Partnership’s redemption proceeds, equal to $1,315,742, which was paid to the Partnership on January 15, 2009.  Effective February 28, 2009, SHK paid the Partnership the remaining half of the Partnership’s redemption proceeds equal to $1,335,258, which was paid to the Partnership on March 16, 2009.  The side pocket/restricted share class was subsequently cancelled with existing Units either redeemed or converted to non-restricted shares.

(b)           Capital Resources.  The Partnership’s initial offering and sale of Units commenced on May 27, 1987 and ended on July 31, 1987 after having sold $6,130,568 of Units at the initial offering price of $1,000.  The Partnership commenced trading August 3, 1987.  The Partnership continued offering Units through February 29, 1988.  Thereafter additional offerings of the Partnership’s Units occurred on April 15, 1988, August 24, 1991, May 14, 1992, November 30, 1992, August 30, 1993 and July 31, 1994.  The offering effective July 31, 1994 was extended on January 31, 1995 and continued through April 30, 1995.  In June 1995, Post-Effective Amendment No. 3 was filed to deregister the Partnership’s remaining $20,721,920 of Units.

Since the Partnership’s business is the purchase and sale of various commodity interests, it will make few, if any, capital expenditures.

(c)           Results of Operations.  Due to the speculative nature of trading commodity interests, the Partnership’s income or loss from operations may vary widely from period to period.  Management cannot predict whether the Partnership’s future Net Asset Value per Unit will increase or experience a decline.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

Year-Ended December 31, 2008

The year 2008 had a net gain of $995,237 or $223.08 per non-restricted unit and a loss of $299.36 per side pocket/restricted unit.  At December 31, 2008, partners’ capital totaled $19,501,029, versus $21,423,827 for December 31, 2007, including capital redemptions of $2,671,425 from non-restricted Units and $246,610 from restricted Units.  The aggregate Net Asset Value includes the non-restricted Net Asset Value of $18,395,272 ($3,139.86 per non-restricted Unit) and the restricted Units Net Asset Value of $1,105,757 ($2,663.73 per restricted Unit).  In comparison, the Net Asset Value per unit at December 31, 2007 amounted to $2,916.78 with no restricted Units.  The Partnership ended the year with a gain of 5.31%.

Fourth Quarter 2008

The fourth quarter saw large gains in interest rates and the stock indexes followed by gains in currencies, energy and certain agricultural commodities; losses were in metals.

The Partnership had a gain of 2.25% in October.  The Partnership had gains in currencies, interest rates, stock indexes, certain agricultural commodities and energy; losses were in metals.

The Partnership had a gain of 2.49% in November.  The Partnership had gains in interest rates, stock indexes and metals; losses were in certain agricultural commodities, energy and currencies.

The Partnership had a gain of 1.88% in December.  The Partnership had large gains in interest rates, stock indexes, energy and metals; losses were in certain agricultural commodities and currencies.

The Partnership ended the quarter with a gain of 6.76%.

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

There were no changes in the General Partner’s internal control over financial reporting during the period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on its assessment, management has concluded that, as of December 31, 2008, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

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

Item 9B.                 Other Information.

None.

PART III

Item 10.                  Directors, Executive Officers and Corporate Governance.

The Partnership is a limited partnership and therefore does not have any directors or executive officers.  The Partnership’s General Partner, ProFutures, Inc., administers and manages the affairs of the Partnership.

ProFutures, Inc. has adopted a code of ethics that applies to the Partnership and its affiliates as well as the executive officers of the General Partner.  A copy of the code of ethics may be obtained at no charge by written request to the corporate secretary of ProFutures, Inc., 11719 Bee Cave Road, Suite 200, Austin, Texas 78738.

The Board of Directors of ProFutures, Inc., in its capacity as the audit committee for the Partnership, has determined that Debi B. Halbert qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the Securities and Exchange Commission.  She is not independent of management.

Item 11.                  Executive Compensation.

As discussed above, the Partnership does not have any officers, directors or employees.  The General Partner received monthly management fees which aggregated $683,889 for 2008.

Item 12.                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           As of December 31, 2008, a total of 5,859 non-restricted and 415 restricted Units were issued and outstanding, representing 1 General Partner and 522 Limited Partners, of which 11 non-restricted and 0 restricted Units were redeemed in January 2009.  As of February 28, 2009, a total of 6,196 non-restricted Units were issued and outstanding, representing 1 General Partner and 454 Limited Partners, of which approximately 62 Units are to be redeemed in March 2009.  The Partnership knows of no one person who owns beneficially more than 5% of the Units of Limited Partnership Interest.

(b)           The General Partner and its principals owned 173 non-restricted and 12 restricted Units as of December 31, 2008, having an aggregate value of $576,011, which is approximately 3.0% of the Net Asset Value of the Partnership.  The General Partner and its principals owned 184 Units as of February 28, 2009, having an aggregate value of $566,008, which is approximately 3% of the Net Asset Value of the Partnership.  There are no restricted Units outstanding.

(c)           Changes in control.  None have occurred and none are expected.

Item 13.                  Certain Relationships and Related Transactions, and Director Independence.

The Partnership’s Prospectus, dated July 31, 1994, Pages 16-18, which is incorporated herein by reference, contains information concerning the relationships and transactions between the General Partner, the Clearing Broker and the Partnership.

Item 14.                  Principal Accounting Fees and Services.

McGladrey & Pullen, LLP, as principal accountant for the years 2008 and 2007, billed the Partnership aggregate fees for services rendered to the Partnership for the last two years as follows:

	2008	2007

Audit Fees	$63,500	$85,900
All Other Fees	-	21,283

Audit fees relate to the annual audit, quarterly reviews, and assistance with and review of documents filed with the SEC.

Audit-Related Fees.  McGladrey & Pullen, LLP did not have any audit-related fees in 2008 or 2007.

Tax Fees.  McGladrey & Pullen, LLP did not have any fees related to tax compliance, tax advice, and tax planning services for the Partnership in 2008 or in 2007.

All Other Fees consist of consulting fees paid.

The Board of Directors of ProFutures, Inc., in its capacity as the audit committee for the Partnership, approved all of the services described above.  The audit committee has determined that the payments made to its independent accountant for non-audit services are compatible with maintaining such auditor’s independence.

The audit committee explicitly pre-approves all audit and non-audit services and all engagement fees and terms, except as otherwise permitted by regulation.

PART IV

Item 15.                   Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

The following financial statements of the Partnership are included with the 2008 Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm
Statements of Financial Condition
Condensed Schedules of Investments
Statements of Operations
Statements of Changes in Partners’ Capital
Statements of Cash Flows
Notes to Financial Statements

Pursuant to Rule 3-09 of Regulation S-X, the following financial statements for Winton Futures Fund, L.P. (US) and ProFutures Strategic Allocation Trust are included herewith along with their respective 2008 Reports of Independent Registered Public Accounting Firms.

Winton Futures Fund L.P. (US)
Report of Independent Registered Public Accounting Firm
Statements of Financial Condition
Condensed Schedules of Investments
Statements of Operations
Statements of Changes in Partners’ Capital
Notes to Financial Statements

ProFutures Strategic Allocation Trust
Report of Independent Registered Public Accounting Firm
Statements of Financial Condition
Condensed Schedules of Investments
Statements of Operations
Statements of Changes in Partners’ Capital
Notes to Financial Statements

The audited financial statements of two unaffiliated commodity funds in which the Partnership has underlying investments, SHK Diversified LLC and Valhalla Synergy Fund LLC (together, the “Commodity Funds”), are not included herewith.  Although the Partnership is required to include the financial statements of the Commodity Funds in this Annual Report on Form 10-K pursuant to Rule 3-09 of Regulation S-X, the Commodity Funds are not willing to provide their audited financial statements to the Partnership, and, accordingly, the Partnership is unable to include them herein.  The Partnership has no independent access to or control over the dissemination of the audited financial statements of these unaffiliated Commodity Funds.  As of March 16, 2009, the Partnership no longer has any amounts invested in SHK Diversified LLC.

(b)	Exhibits.

*1.1	Form of Selling Agreement between the Partnership and ProFutures Financial Group, Inc.

*1.2	Form of Additional Selling Agents Agreement between ProFutures Financial Group, Inc. and certain Additional Selling Agents.

*3.1	Agreement of Limited Partnership (attached to the Prospectus as Exhibit A).

*3.2	Subscription Agreement and Power of Attorney (attached to the Prospectus as Exhibit B).

*3.3	Request for Redemption Form (attached to the Prospectus as Exhibit C).

*5.1	Opinion of Counsel as to the legality of the Units.

*8.1	Tax Opinion of Counsel.

*10.4	Form of Consulting Agreement between the Registrant and Kenmar Global Strategies Inc.

*10.6	Form of Amended and Restated Stock Subscription Agreement by and between ABN AMRO Incorporated and ProFutures, Inc.

31.01	Certification of Gary D. Halbert, President, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Debi B. Halbert, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Gary D. Halbert, President, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Debi B. Halbert, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

(c)	Financial Statement Schedules.

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

PROFUTURES DIVERSIFIED FUND, L.P.
(Partnership)

April 15, 2009	By	/s/ GARY D. HALBERT
Date		Gary D. Halbert, President and Director
ProFutures, Inc.
General Partner

April 15, 2009	By	/s/ DEBI B. HALBERT
Date		Debi B. Halbert, Chief Financial Officer,
Treasurer and Director
ProFutures, Inc.
General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

April 15, 2009	By	/s/ GARY D. HALBERT
Date		Gary D. Halbert, President and Director
ProFutures, Inc.
General Partner

April 15, 2009	By	/s/ DEBI B. HALBERT
Date		Debi B. Halbert, Chief Financial Officer,
Treasurer and Director
ProFutures, Inc.
General Partner

PROFUTURES DIVERSIFIED FUND, L.P.

ANNUAL REPORT

December 31, 2008

PROFUTURES DIVERSIFIED FUND, L.P.

______________________

TABLE OF CONTENTS
______________________

PAGES

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Statements of Financial Condition	F-3

Condensed Schedules of Investments	F-4 – F-8

Statements of Operations	F-9

Statements of Changes in Partners’ Capital (Net Asset Value)	F-10

Statements of Cash Flows	F-11

Notes to Financial Statements	F-12 – F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the General Partner
ProFutures Diversified Fund, L.P.

We have audited the statements of financial condition, including the condensed schedules of investments, of ProFutures Diversified Fund, L.P. (the Partnership) as of December 31, 2008 and 2007 and the related statements of operations, changes in partners’ capital (net asset value) and of cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProFutures Diversified Fund, L.P. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

We were previously unable to complete audit procedures on the valuation of the Partnership’s investment in SHK Diversified LLC and, as a result, issued a qualified opinion on May 15, 2008 on the Partnership’s financial statements as of and for the year ended December 31, 2007.   As described in Note 7 to the financial statements, the Partnership received all of the proceeds from its investment in SHK Diversified LLC as of March 16, 2009.  As a result, we are now issuing an unqualified opinion on the Partnerships’ financial statements for the year ended December 31, 2007 which is different than the opinion we originally issued on May 15, 2008.

We were not engaged to examine management’s assessment of the effectiveness of ProFutures Diversified Fund’s internal control over financial reporting as of December 31, 2008, included in the accompanying management’s annual report on internal controls over financial reporting and, accordingly, we do not express an opinion thereon.

/s/McGladrey & Pullen, LLP

Chicago, Illinois
April 15, 2009

PROFUTURES DIVERSIFIED FUND, L.P. STATEMENTS OF FINANCIAL CONDITION December 31, 2008 and 2007 _______________

	2008	2007
ASSETS
Equity in broker trading accounts
Cash	$6,035,775	$1,433,626
Options on futures contracts, at fair value (premiums received - $0 and $34,500, respectively)	0	(32,775)
Unrealized gain (loss) on open contracts	289,265	4,010

Deposits with broker	6,325,040	1,404,861

Cash	3,533	3,387
Investments in other commodity pools	12,583,933	16,889,459
Redemption receivable from other commodity pool	1,315,742	4,500,000

Total assets	$20,228,248	$22,797,707

LIABILITIES
Accounts payable	$40,823	$97,542
Commissions and other trading fees payable on open contracts	1,576	266
Incentive fees payable	185,497	0
Management fees payable (includes $129,324 and $61,761 payable to the General Partner at December 31, 2008 and 2007, respectively)	156,423	70,758
Redemptions payable	342,900	1,205,314

Total liabilities	727,219	1,373,880

PARTNERS’ CAPITAL (Net Asset Value)
Partners’ Capital (Non-restricted units):
General Partner – 173 and 187 units outstanding at December 31, 2008 and 2007, respectively	543,779	545,791
Limited Partners – 5,686 and 7,158 units outstanding at December 31, 2008 and 2007, respectively	17,851,493	20,878,036
Partners’ Capital (Side pocket/restricted units):
General Partner – 12 and 0 units outstanding at December 31, 2008 and 2007, respectively	32,232	0
Limited Partners – 403 and 0 units outstanding at and December 31, 2008 and 2007, respectively	1,073,525	0

Total partners’ capital (net asset value)	19,501,029	21,423,827

	$20,228,248	$22,797,707

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS
December 31, 2008 and 2007
_______________

	2008		2007
	Fair Value	% of Net Asset Value	Fair Value	% of Net Asset Value
LONG FUTURES CONTRACTS(1)
Description

U.S.
Agricultural	$67,037	0.34%	$0	0.00%
Energy	20,667	0.10%	0	0.00%
Interest rate	188,883	0.97%	0	0.00%
Stock index	33,545	0.17%	0	0.00%
Total U.S. long futures contracts	$310,132	1.58%	$0	0.00%

Foreign
Agriculture	$1,226	0.01%	$0	0.00%
Interest rate	18,911	0.10%	0	0.00%
Total foreign long futures contracts	$20,137	0.11%	$0	0.00%

SHORT FUTURES CONTRACTS(1)

Description

U.S.
Agricultural	$(45,260)	(0.23)%	$0	0.00%
Currency	101	0.00%	0	0.00%
Energy	6,870	0.04%	0	0.00%
Interest rate	20,969	0.11%	0	0.00%
Stock index	(22,085)	(0.12)%	4,010	0.02%
Total U.S. short futures contracts	$(39,405)	(0.20)%	$4,010	0.02%

Foreign
Interest rate	$2,654	0.01%	$0	0.00%
Stock index	(4,253)	(0.02)%	0	0.00%
Total foreign short futures contracts	$(1,599)	(0.01)%	$0	0.00%

Total futures contracts	$289,265	1.48%	$4,010	0.02%

WRITTEN OPTIONS ON FUTURES CONTRACTS(1)

Stock index	$0	0.00%	$(32,775)	(0.15)%

Total written options on futures contracts (premiums received – $0 and $34,500, respectively)	$0	0.00%	$(32,775)	(0.15)%

_______________

(1)
No individual futures or options on futures contract positions constitutes greater than 5% of the Partnership’s Net Asset Value at December 31, 2008 or 2007.  Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
December 31, 2008 and 2007
_______________

	2008		2007
	Fair Value	% of Net Asset Value	Fair Value	% of Net Asset Value
INVESTMENTS IN OTHER COMMODITY POOLS
ProFutures Strategic Allocation Trust(1)
Investment Objective
To achieve capital appreciation by trading U.S. and Non U.S. futures and forward currency contracts
Redemption Provisions
Monthly, with 10 days notice	$0	0.00%	$5,495,004	25.65%
SHK Diversified LLC(2)
Investment Objective
To achieve capital appreciation by trading U.S. and Non U.S. futures and forward currency contracts	1,315,743	6.75%	3,117,286	14.55%
Valhalla Synergy Fund LLC
Investment Objective
To achieve capital appreciation by trading U.S. and Non U.S. futures and forward currency contracts
Redemption Provisions
Quarterly, with 30 days notice	2,740,835	14.05%	4,419,668	20.63%
Winton Futures Fund, L.P. (US) – Institutional Interests(3)
Investment Objective
To achieve capital appreciation by trading U.S. and Non U.S. futures contracts
Redemption Provisions
Monthly, with 15 days notice	8,527,355	43.73%	3,857,501	18.01%
Total investments in other commodity pools	$12,583,933	64.53%	$16,889,459	78.44%

_______________

(1)	The Managing Owner of ProFutures Strategic Allocation Trust is ProFutures, Inc., the Partnership’s General Partner.
(2)
As of January 31, 2008, the managing member of SHK Diversified LLC (SHK) temporarily suspended future redemptions from this fund.  This action was taken by the managing member due to a decline in the liquidity of the markets traded by this fund combined with a significant number of requests for redemptions from this fund.  On April 28, 2008, the Partnership submitted a request for full redemption from SHK.  Effective December 31, 2008, the managing member of SHK distributed approximately half of the Partnership’s investment in SHK to the Partnership, which was paid to the Partnership on January 15, 2009.  Effective February 28, 2009, the managing member of SHK distributed the remaining portion of the Partnership’s investment in SHK to the Partnership, which was paid to the Partnership on March 16, 2009.

(3)	The General Partner of Winton Futures Fund, L.P. (US) is Altegris Portfolio Management, Inc., an affiliate of Altegris Investments, Inc.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
December 31, 2008 and 2007
_______________

Proportional Share of Investments of Other Commodity Pools as of December 31, 2008(1)

Description	Investment Objective	Redemption Provisions	Fair Value	% of Net Asset Value

Valhalla Synergy Master Fund Ltd.	To achieve capital appreciation through the speculative trading of commodities, commodity futures contracts, options on futures contracts and commodities, and spot and forward contracts traded in U.S. and non-U.S. markets.	Monthly – with 30 days written notice	$2,734,502	14.02%

Money Market Mutual Fund Investments

Shares	Description	Cost	Fair Value	% of Net Asset Value

1,121,826	UBS Select Prime Institutional Fund	$ 1,121,826	$1,121,826	5.75%

U.S. Government Agency Bonds and Notes
Face Value	Description	Range of Maturity Dates	Fair Value	% of Net Asset Value

$1,278,210	Federal Home Loan Bank (0.03 – 4.35%)	01/2009 to 12/2010	$1,281,568	6.57%

Open Long and Short Futures Contracts

No. of Contracts	Description	Range of Expiration Dates	Fair Value	% of Net Asset Value

	Long Futures Contracts
	Metals
3	Copper	01/2009 to 05/2009	$9,130	0.05%
519	Gold	04/2009 to 12/2010	$1,747,460	8.96%
88	Silver	05/2009 to 07/2011	$(593,490)	(3.04)%

	Short Futures Contracts
	Metals
9	Copper	02/2009 to 05/2009	$(65,331)	(0.34)%
519	Gold	02/2009 to 06/2012	$(2,537,283)	(13.01)%
88	Silver	03/2009 to 12/2011	$(75,238)	(0.39)%

Open Long and Short Forward Contracts

No. of Contracts	Description	Range of Expiration Dates	Value	% of Net Asset Value

	Long Forward Contracts
	Metals
394	Aluminum	01/2009 to 12/2012	$5,470,495	28.05%
121	Copper	01/2009 to 12/2011	$4,836,078	24.80%

	Short Forward Contracts
	Metals
349	Aluminum	01/2009 to 12/2012	$(4,626,265)	(23.72)%
114	Copper	01/2009 to 12/2011	$(4,446,044)	(22.80)%

_______________

(1)
Represents the Partnership’s proportional share of other commodity pool’s individual underlying investments and open futures contracts which exceed 5% of the Partnership’s Net Asset Value at December 31, 2008.  In certain situations, open futures contracts that are less than 5% of the Partnership’s Net Asset Value at December 31, 2008 may be presented to better indicate the Partnership’s net exposure to a particular underlying commodity.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
December 31, 2008 and 2007
_______________

Proportional Share of Investments of Other Commodity Pools as of December 31, 2008 (continued)(1)

Description	Investment Objective	Redemption Provisions	Fair Value	% of Net Asset Value
Valhalla Synergy Master Fund Ltd.	To achieve capital appreciation through the speculative trading of commodities, commodity futures contracts, options on futures contracts and commodities, and spot and forward contracts traded in U.S. and non-U.S. markets.	Monthly – with 30 days written notice	$4,297,429	20.06%

Purchased Options on Futures Contracts

No. of Contracts	Description	Range of Expiration Dates	Fair Value	% of Net Asset Value
	Metals
14	Aluminum	01/2009 to 12/2011	$126,957	0.65%
14	Copper	01/2009 to 12/2010	$235,909	1.21%

Written Options on Futures Contracts

No. of Contracts	Description	Range of Expiration Dates	Fair Value	% of Net Asset Value
	Metals
29	Aluminum	01/2009 to 12/2011	$(105,759)	0.54%
14	Copper	01/2009 to 12/2010	$(346,786)	1.78%

Physical Inventory
	Description		Fair Value	% of Net Asset Value
	Metals
	Aluminum		$ 32,010	0.16%
	Copper		$1,639,383	8.41%

_______________

(1)
Represents the Partnership’s proportional share of other commodity pool’s individual underlying investments and open futures contracts which exceed 5% of the Partnership’s Net Asset Value at December 31, 2008.  In certain situations, open futures contracts that are less than 5% of the Partnership’s Net Asset Value at December 31, 2008 may be presented to better indicate the Partnership’s net exposure to a particular underlying commodity.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
December 31, 2008 and 2007
_______________

Proportional Share of Investments of Other Commodity Pools as of December 31, 2007(1)

Money Market Mutual Fund Investments
Shares	Description	Cost	Fair Value	% of Net Asset Value

2,603,841	UBS Select Prime Institutional Fund	$2,603,841	$2,603,841	12.15%

Open Long and Short Futures Contracts

No. of Contracts	Description	Range of Expiration Dates	Fair Value	% of Net Asset Value

	Long Futures Contracts
	Metals
2,939	Gold	04/2008 to 12/2010	$15,781,819	73.66%
661	Silver	05/2008 to 07/2010	$2,095,969	9.78%

	Short Futures Contracts
	Metals
2,964	Gold	02/2008 to 06/2012	$(10,928,866)	(51.01)%
668	Silver	03/2008 to 12/2010	$(950,826)	(4.44)%

Open Long and Short Forward Contracts

No. of Contracts	Description	Range of Expiration Dates	Fair Value	% of Net Asset Value

	Long Forward Contracts
	Metals
313	Copper	01/2008 to 12/2011	$9,141,316	42.67%
336	Aluminum	01/2008 to 12/2011	$2,107,432	9.84%

	Short Forward Contracts
	Metals
314	Copper	01/2008 to 12/2011	$(8,743,537)	(40.81)%
341	Aluminum	01/2008 to 12/2011	$(2,249,393)	(10.50)%

_______________

(1)
Represents the Partnership’s proportional share of other commodity pool’s individual underlying investments and open futures and forward contracts which exceed 5% of the Partnership’s Net Asset Value at December 31, 2007.  In certain situations open futures contracts that are less than 5% of the Partnership’s Net Asset Value may be presented to indicate the Partnership’s net exposure to a particular underlying commodity.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007
_______________

	2008 Non-restricted	2008 Side pocket/ restricted	2008 Total	2007 Total
TRADING AND INVESTING GAINS (LOSSES)
Gain (loss) from futures and options on futures trading
Realized	$1,061,006	$0	$1,061,006	$(596,059)
Change in unrealized	283,530	0	283,530	(478,142)
Brokerage commissions	(116,150)	0	(116,150)	(281,061)

Gain (loss) from futures and options on futures trading	1,228,386	0	1,228,386	(1,355,262)
Gain (loss) from trading of forward currency contracts and options on forward currency contracts
Realized	0	0	0	467,487
Change in unrealized	0	0	0	(371,164)

Gain (loss) from trading of forward currency contracts and options on forward currency contracts	0	0	0	96,323
Income (loss) from investments in other commodity pools, net	1,452,633	(104,924)	1,347,709	492,472

Total trading and investing gains (losses)	2,681,019	(104,924)	2,576,095	(766,467)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	37,120	0	37,120	182,150

Expenses
Incentive fees	383,650	0	383,650	69,916
Management fees (includes $683,889 and $951,279 charged by the General Partner for the years ended December 31, 2008 and 2007, respectively)	796,035	74,671	870,706	1,112,227
Operating expenses	344,501	96,860	441,361	430,033

Total expenses	1,524,186	171,531	1,695,717	1,612,176

General Partner management fees waived	(77,739)	0	(77,739)	(114,074)

Net expenses	1,446,447	171,531	1,617,978	1,498,102

Net investment income (loss)	(1,409,327)	(171,531)	(1,580,858)	(1,315,952)

NET INCOME (LOSS)	$1,271,692	$(276,455)	$995,237	$(2,082,419)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the year of 6,189,924 and 8,364, respectively)	$205.48	$(299.19)	(1)	$(248.97)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$223.08	$(299.36)	(1)	$(247.57)

_______________

(1)
A total net income (loss) per general and limited partnership Unit and a total for the increase (decrease) in Net Asset Value per general and limited partnership Unit are not presented as the amounts are instead shown for each separate class of Units.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Years Ended December 31, 2008 and 2007
_______________

	Total Number of	Partners’ Capital
	Units	General	Limited	Total
Non-restricted units

Balances at December 31, 2006	8,903	592,117	27,581,995	28,174,112

Net (loss) for the year ended December 31, 2007		(46,326)	(2,036,093)	(2,082,419)

Redemptions	(1,558)	0	(4,667,866)	(4,667,866)

Balances at December 31, 2007	7,345	545,791	20,878,036	21,423,827

Transfer to side pocket/restricted	(923)	(71,709)	(2,664,700)	(2,736,409)

Net income for the year ended December 31, 2008		37,465	1,234,227	1,271,692

Redemptions	(916)	0	(2,671,425)	(2,671,425)

Transfer from side pocket/restricted(2)	353	32,232	1,075,355	1,107,587

Balances at December 31, 2008	5,859	$543,779	$17,851,493	$18,395,272

Side pocket/restricted units

Balances at December 31, 2007	0	$0	$0	$0

Transfer from non-restricted	923	71,709	2,664,700	2,736,409

Net (loss) for the year ended December 31, 2008		(7,245)	(269,210)	(276,455)

Redemptions(1)	(92)	0	(246,610)	(246,610)

Transfer to non-restricted(2)	(416)	(32,232)	(1,075,355)	(1,107,587)

Balances at December 31, 2008	415	$32,232	$1,073,525	$1,105,757

Total Partners’ Capital (Net Asset Value) at December 31, 2006		$592,117	$27,581,995	$28,174,112

Total Partners’ Capital (Net Asset Value) at December 31, 2007		$545,791	$20,878,036	$21,423,827

Total Partners’ Capital (Net Asset Value) at December 31, 2008		$576,011	$18,925,018	$19,501,029

Net Asset Value Per Unit
Non-restricted			Side pocket/restricted
December 31,			December 31,
2008	2007	2006	2008	2007
$3,139.86	$2,916.78	$3,164.35	$2,663.73	$	N/A

_______________

(1)
Side pocket/restricted unit redemptions have been recorded in accordance with the Statement of Financial Accounting Standards No. 150.  Redemptions approved by the General Partner, prior to the period end, that are not effective until subsequent periods are recorded in the current period.  Also includes the portion of the December 31, 2008 distribution from SHK related to partners who have completely redeemed from the Partnership and do not hold non-restricted units.  Effective February 28, 2009, all partners who have completely redeemed from the Partnership and do not hold non-restricted units will be paid their final redemption in March 2009.

(2)
The Partnership recorded a receivable in the statement of financial condition for proceeds received in January 2009 from its investment in SHK that is held in side pocket/restricted units.  As a result, half of the units held in the side pocket/restricted units were transferred and converted to non-restricted units at the December 31, 2008 non-restricted net asset value per unit.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007
_______________

	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$995,237	$(2,082,419)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) from investments in other commodity pools, net	(1,347,709)	(492,472)
Change in operating assets and liabilities
(Increase) decrease in cash deposits with broker	(4,602,149)	11,891,969
(Increase) decrease in option premiums paid (received)	(34,500)	(28,625)
(Increase) decrease in unrealized gain (loss) on open contracts	(283,530)	478,142
(Increase) decrease in cash deposits in forward trading
collateral accounts	0	5,412,319
(Increase) decrease in net premiums paid on options on
forward currency contracts	0	3,294
(Increase) decrease in unrealized gain (loss) on open
forward currency contracts and options on
forward currency contracts	0	371,164
Additions to investments in other commodity pools	(10,690,000)	(15,803,865)
Redemptions from other commodity pools	19,527,493	4,245,000
(Decrease) increase in accounts payable	(56,719)	43,536
(Decrease) increase in commissions and other
trading fees on open contracts	1,310	(5,685)
(Decrease) increase in incentive fees payable	185,497	(62,651)
(Decrease) increase in management fees payable	85,665	(168,219)

Net cash provided by (used in) Operating Activities	3,780,595	3,801,488

FINANCING ACTIVITIES
Redemptions paid	(3,780,449)	(3,801,305)

Net cash provided by (used in) Financing Activities	(3,780,449)	(3,801,305)

Net cash increase (decrease) for the year	146	183

Cash at beginning of year	3,387	3,204

Cash at end of year	$3,533	$3,387

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

As more fully described in Note 7., effective April 1, 2008, the Partnership established a “side pocket/restricted” account for each investor.  The Partnership transferred its interest in SHK Diversified LLC (SHK), which had a net asset value of $2,736,409 and a per unit value of $2,963.09 as of March 31, 2008, to a side pocket/restricted share class.  Partners of record on April 1, 2008 have a proportional interest in the assets, liabilities and income or loss related to this side pocket.

Partners who have requested redemptions will continue to participate in any income or loss specifically from the SHK side pocket investment until such time as the Partnership receives its redemption proceeds or liquidation proceeds from SHK.  The side pocket/restricted share class will also bear its proportionate share of the Partnership’s expenses, as well as all expenses directly related to this class’ establishment and existence.  Effective December 31, 2008, SHK distributed approximately half ($1,315,742) of the Partnership’s investment in SHK to the Partnership, which was paid to the Partnership on January 15, 2009.  Effective February 28, 2009, SHK distributed the remaining portion ($1,335,258) of the Partnership’s investment in SHK to the Partnership, which was paid to the Partnership on March 16, 2009.

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

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

All of the Partnership’s investment assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

On January 1, 2008, the Partnership adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157).  The adoption of SFAS No. 157 did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Inputs are broadly defined under SFAS No. 157 as assumptions market participants would use in pricing an asset or liability.  The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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

The fair values of Level 1 financial instruments at December 31, 2008, consisted of the following:

Futures contracts	$289,265

The Partnership’s investments in other commodity pools are reported in the statement of financial condition at fair value.  Fair value ordinarily represents the Partnership’s proportionate share of each other commodity pool’s net asset value determined for each commodity pool in accordance with such commodity pool’s valuation policies and as reported by their management at the time of the Partnership’s valuation.  Generally, the fair value of the Partnership’s investment in a commodity pool represents the amount that the Partnership could reasonably expect to receive from such commodity pool if the Partnership’s investment was redeemed at the time of valuation, based on information reasonably available at the time the valuation is made and that the Partnership believes to be reliable.  The Partnership records its proportionate share of other commodity pools’ income or loss in the statement of operations.  This financial instrument is classified in Level 3 of the fair value hierarchy.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (Continued)

The fair values of Level 3 financial instruments at December 31, 2008, consisted of the following:

Investments in other commodity pools	$12,583,933

The following table presents a reconciliation of the activity for the investments in other commodity pools:

Balance at January 1, 2008:	$16,889,459

Income (loss) from investments in other commodity pools, net	1,347,709

Additions and redemptions, net	(5,653,235)

Transfers in and/or out of Level 3	0

Balance at December 31, 2008:	$12,583,933

Income (loss) from investments in other commodity pools, net includes $780,220 attributable to the change in unrealized gain (loss) on the Partnership’s investments in other commodity pools held at December 31, 2008.

Futures and Forward Currency Contracts

Transactions are accounted for on the trade date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reflected in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 39 – Offsetting of Amounts Related to Certain Contracts.  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  Brokerage commissions on futures contracts include other trading fees and are charged to expense when contracts are opened.  Fair value of exchange-traded contracts is based upon exchange settlement prices.  Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the interbank market.

On January 1, 2008, the Partnership adopted FASB Interpretation No. 39-1, Amendment of FASB Interpretation No. 39 (FIN 39-1).  FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff.  It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.  The adoption of FIN 39-1 did not have a material impact on the Partnership’s financial statements.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Partnership is not subject to federal income taxes.  The Partnership prepares calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Partnership’s income, expenses and trading and investing gains or losses.

The Partnership has continued to evaluate the application of FASB Interpretation No. 48 (FIN 48) entitled Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, and has determined that FIN 48 does not have a material impact on the Partnership’s financial statements.  In connection with the application of FIN 48, the Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The Partnership files U.S. federal and state tax returns.  The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in trading and investing in gains (losses) in the statements of operations.

Redemptions of Units

Redemptions payable represent redemptions approved by the General Partner prior to the period end, including those that are not effective until subsequent periods.  These redemptions have been recorded as redemptions and redemptions payable, using the period end Net Asset Value per unit, in accordance with the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The change in redemptions payable from the previous reporting period due to change in Net Asset Value is reported in net income and then allocated.  Redemptions payable related to side pocketed/restricted Units at December 31, 2008 and December 31, 2007 are $124,216 and $0, respectively.

Recently Issued Accounting Pronouncement

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (SFAS No. 161).  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133.  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS No. 133 and generally increases the level of disaggregation that will be required in an entity’s financial statements.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements.  SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  As this pronouncement is disclosure related only, adoption is not expected to have a material impact on the Partnership’s financial statements.

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

ProFutures, Inc. has a callable stock subscription agreement with MF Global Ltd. (MFG), the Partnership’s broker, whereby MFG has subscribed to purchase (up to $7,000,000, subject to conditions set forth in the stock subscription agreement dated October 22, 2004) the number of shares of common stock of ProFutures, Inc. necessary to maintain the General Partner’s net worth requirements.

The Partnership pays the General Partner a monthly management fee of 1/4 of 1% (3% annually) of month-end Net Asset Value.  The General Partner receives an additional monthly management fee of .0625% (.75% annually) of the Partnership’s month-end Net Asset Value for consulting services rendered to the Partnership.

Total management fees earned by ProFutures, Inc. for the years ended December 31, 2008 and 2007 were $683,889 and $951,279, respectively.  Management fees payable to ProFutures, Inc. as of December 31, 2008 and 2007 were $129,324 and $61,761, respectively.  Management fees payable at December 31, 2008 includes $74,672 payable to ProFutures, Inc. related to the side pocket/restricted share class.  This amount was accrued throughout 2008 and was paid in February 2009.  During the years ended December 31, 2008 and 2007, the General Partner waived $77,739 and $114,074, respectively, of its monthly management fee related to the value of the Partnership's net assets invested in ProFutures Strategic Allocation Trust, an affiliated fund also managed by ProFutures, Inc.  The General Partner considers this waiver of management fees necessary for the period February 1, 2007 to May 31, 2008 (the period the Partnership was invested in ProFutures Strategic Allocation Trust) given ProFutures, Inc. receives a 2% per annum administration fee from ProFutures Strategic Allocation Trust.

Note 3.	CONSULTANTS

The Partnership maintains a consulting agreement with Altegris Investments, Inc. (the CTA Consultant) and Altegris Portfolio Management, Inc. (the CPO Consultant), collectively (the Consultants), whereby the Consultants recommend the selection and termination of the Partnership’s trading advisors and other commodity pools and the allocation and reallocation of the Partnership’s assets.  The CPO Consultant is the general partner of Winton Futures Fund, L.P. (US).  Pursuant to the consulting agreement, the Consultants receive a monthly consulting fee equal to .0208% (.25% annually) of the Partnership’s month-end Net Asset Value (as defined in the Consulting Agreement).  Effective April 1, 2007, certain net assets of the Partnership invested with managers affiliated with the Consultants are excluded from the month-end Net Asset Value when computing the consulting fees due to the Consultants.  In addition, the net assets of the Partnership invested with a certain commodity trading advisor are excluded from the month-end Net Asset Value when computing the consulting fees due to the Consultants since the Consultants earn a percentage of such commodity trading advisor’s incentive fee.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 3.	CONSULTANTS (CONTINUED)

The consulting fee (included in management fees in the statement of operations) earned by the Consultants for the years ended December 31, 2008 and 2007 totaled $10,683 and $21,603, respectively.  The consulting fee payable (included in management fees payable in the statement of financial condition) to the Consultants as of December 31, 2008 and 2007 was $1,880 and $272, respectively.  In addition to the monthly consulting fee, the Consultants earn commissions for introducing the Partnership to certain commodity trading advisors and other commodity pools based on the number of trades entered on behalf of the Partnership.

Note 4.	COMMODITY TRADING ADVISORS

The Partnership has trading advisory contracts with commodity trading advisors to furnish investment management services to the Partnership.  These trading advisors typically receive management fees ranging from 0% to 2% annually of Allocated Net Asset Value (as defined in each respective trading advisory agreement).  In addition, the commodity trading advisors typically receive quarterly incentive fees ranging from 20% to 25% of Trading Profits (as defined).  Total management fees earned by the trading advisors amounted to $98,395 and $139,345 for the years ended December 31, 2008 and 2007, respectively.  Total incentive fees earned by the trading advisors amounted to $383,650 and $69,916 for the years ended December 31, 2008 and 2007, respectively.

Note 5.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

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

Under certain circumstances, including, but not limited to, the inability to liquidate commodity positions or a delay in payments due the Partnership from commodity brokers, banks, commodity pools or other persons, the Partnership may in turn delay payment to Partners requesting redemption of units.  In that event, payment for redemption of such units will be made to Limited Partners as soon thereafter as is practicable.  As discussed more fully in Note 7, effective April 1, 2008, the General Partner established a side pocket/restricted share class for the Partnership’s interest in SHK.  A Partner may not redeem units from the side pocket/restricted share class until management of SHK distributes proceeds from the Partnership’s investment in SHK to the Partnership.  Effective December 31, 2008, SHK distributed half of the Partnership’s investment in SHK to the Partnership.  As a result, half of the units held in the side pocket/restricted units were transferred and converted to non-restricted units at the December 31, 2008 non-restricted Net Asset Value per unit or were paid their pro rata share of the proceeds if they did not hold non-restricted units.  Effective February 28, 2009, SHK distributed the remaining portion of the Partnership’s investment in SHK to the Partnership.  As a result, all of the units held in the side pocket/restricted units were transferred and converted to non-restricted units at the February 28, 2009 non-restricted Net Asset Value per unit or were paid their pro rata share of the proceeds if they did not hold non-restricted units.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 6.	DEPOSITS WITH BROKER

The Partnership deposits funds with MFG to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements.  Margin requirements are satisfied by the deposit of cash with such broker.  All assets with MFG are subject to being collateralized for any amounts due to MFG to meet margin and other broker or regulatory requirements.  The Partnership earns interest income on cash deposited with the broker.

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS

The Partnership invests in other commodity pools, which are subject to the terms of the respective limited partnership agreements and offering memoranda of such other commodity pools, which may, among other things, delay or suspend withdrawal rights under certain circumstances.

Summarized information for these investments is as follows:

	ProFutures Strategic Allocation Trust	SHK Diversified LLC	Valhalla Synergy Fund LLC	Winton Futures Fund, L.P. (US)	Totals
Net Asset Value
December 31, 2006	$0	$0	$0	$9,338,122	$9,338,122

Additions	7,364,000	3,500,000	4,439,865	500,000	15,803,865

Income (loss)	(886,996)	(102,714)	229,803	1,252,379	492,472

Redemptions	(982,000)	(280,000)	(250,000)	(7,233,000)	(8,745,000)

Net Asset Value
December 31, 2007	5,495,004	3,117,286	4,419,668	3,857,501	16,889,459

Additions	4,500,000	0	0	6,190,000	10,690,000

Income (loss)	567,489	(385,801)	421,167	744,854	1,347,709

Redemptions	(10,562,493)	(1,415,742)	(2,100,000)	(2,265,000)	(16,343,235)

Net Asset Value
December 31, 2008	$0	$1,315,743	$2,740,835	$8,527,355	$12,583,933

ProFutures Strategic Allocation Trust

The Partnership’s investment in ProFutures Strategic Allocation Trust (the Trust) is subject to an administration fee, charged by ProFutures, Inc., of 2.00% per annum, monthly management fees, charged by the commodity trading advisors, of 2.00% per annum, and quarterly incentive fees, charged by the commodity trading advisors, of 20% of trading profits.  The Partnership fully redeemed from the Trust on May 31, 2008.  For the year ended December 31, 2008, the Partnership’s proportionate share of administration fees, management fees and incentive fees charged by the Trust were approximately $77,900, $42,700 and $0, respectively.  For the year ended December 31, 2007, the Partnership’s proportionate share of administration fees, management fees and incentive fees charged by the Trust were approximately $107,000, $116,000 and $32,000, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

ProFutures Strategic Allocation Trust (Continued)

Condensed financial information as of December 31, 2007 and for the year then ended and for the five month period ended May 31, 2008 is as follows (the Partnership fully redeemed from the Trust as of May 31, 2008):

Statement of Financial Condition	December 31, 2007
Assets
Equity in broker trading accounts
Cash	$3,876,110
Unrealized gain on open contracts	66,075

Deposits with broker	3,942,185

Cash and cash equivalents	2,493,158
Investment in Winton Futures Fund, L.P. (US) paid in advance	7,000,000
Net premiums paid on options on forward currency contracts	11,338
Unrealized (loss) on open forward currency contracts and options on forward currency contracts	(251,518)
Other assets	1,250

Total assets	$13,196,413
Liabilities
Accounts payable	$25,665
Commissions payable	1,982
Management fee payable	69,326
Incentive fee payable	0
Other payables	21,869
Redemptions payable	340,686

Total liabilities	459,528

Total Capital (Net Asset Value)	12,736,885
$13,196,413

	Five Months Ended	For the Year Ended
Statements of Operations	May 31, 2008	December 31, 2007
Trading and investing gains (losses)
Realized	$(101,694)	$(983,178)
Change in unrealized	456,850	(814,024)
Brokerage commissions	(12,745)	(77,794)

Total trading gains (losses)	342,411	(1,874,996)

Income from investment in Winton Futures Fund, L.P. (US)	981,259	0

Total trading and investing gains (losses)	1,323,670	(1,874,996)

Net investment income (loss)
Interest income	47,506	583,254

Expenses
Incentive fees	0	73,475
Management and other fees	217,083	583,881
Operating expenses	63,591	116,273

Total expenses	280,674	773,629

Net investment (loss)	(233,168)	(190,375)

Net income (loss)	$1,090,502	$(2,065,371)

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.       INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

ProFutures Strategic Allocation Trust (Continued)

The accounting principles utilized by ProFutures Strategic Allocation Trust are consistent in all material respects with those utilized by the Partnership.

The Partnership’s investment in ProFutures Strategic Allocation Trust represents approximately 0% and 43.1% of the investee fund’s net asset value as of December 31, 2008 and 2007, respectively.

SHK Diversified LLC

As of January 31, 2008, the managing member of SHK Diversified LLC (SHK) temporarily suspended future redemptions.  SHK’s managing member indicated to investors that this action was taken due to a decline in the liquidity of the markets traded by SHK combined with a significant number of requests for redemptions.  On April 28, 2008, the Partnership submitted a request for full redemption from SHK. Effective December 31, 2008, SHK distributed approximately half ($1,315,742) of the Partnership’s investment in SHK to the Partnership which was paid to the Partnership on January 15, 2009.  Effective February 28, 2009, SHK distributed the remaining portion ($1,335,258) of the Partnership’s investment in SHK to the Partnership which was paid to the Partnership on March 16, 2009.

The Partnership’s investment in SHK is stated at $1,315,743 and $3,117,286 at December 31, 2008 and 2007, respectively, and its proportionate share in the earnings (losses) of this investment for the years then ended of $(385,801) and $(102,714), respectively, is included in net income (loss) for the years then ended.

The General Partner established a side pocket/restricted share class for the Partnership’s interest in SHK effective April 1, 2008, until such time as these funds are released and can be valued with a reasonable degree of certainty.  Investor units attributed to SHK were segregated into the side pocket while units not attributed to SHK continued to be available for redemption.  Redemptions were paid in cash for the portion of the Partnership’s net assets not attributed to SHK while the net assets attributed to SHK were held in the side pocket.  The side pocket/restricted share class also bore its proportionate share of the Partnership’s expenses, as well as all expenses directly related to this class’ establishment and operation.  Effective February 28, 2009, the side pocket/restricted share class was terminated after all proceeds were received from the Partnership’s investment in SHK.

Investors in SHK are charged management fees of 6.00% per annum (in 2008, voluntarily reduced to 3.00% per annum by the Managing Member of SHK) and a profit share of 25% of trading profits.  For the year ended December 31, 2008, the Partnership’s proportionate share of management fees and profit share charged by SHK were approximately $81,000 and $0, respectively.  For the year ended December 31, 2007, the Partnership’s proportionate share of management fees and profit share charged by SHK were approximately $186,000 and $0, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.       INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

SHK Diversified LLC (Continued)

Condensed financial information as of December 31, 2008 and 2007 and for the years then ended is as follows:

	December 31,	December 31,
Statements of Financial Condition	2008	2007
Assets
Money market funds	$34,078,075	$57,268,220
Equity in broker trading accounts
Cash (due to broker)	58,214,842	(114,907,191)
Unrealized gain (loss) on open contracts	(33,879,348)	128,343,818

Deposits with broker	58,413,569	13,436,627

Other assets	22,000	28,495

Total assets	$58,435,569	$70,733,342
Liabilities
Accounts payable	$55,534	$133,065
Commissions payable	54,229	161,822
Management fee payable	124,048	303,133
Incentive fee payable	4,686	4,686
Subscription received in advance	0	75,000
Redemptions payable	29,098,536	3,757,503

Total liabilities	29,337,033	4,435,209

Total Capital (Net Asset Value)	29,098,536	66,298,133
	$58,435,569	$70,733,342

	For the Year Ended	For the Year Ended
	December 31,	December 31,
Statements of Operations	2008	2007

Trading gains (losses)
Realized	$158,094,631	$(112,834,755)
Change in unrealized	(162,223,165)	113,795613
Brokerage commissions	(3,565,740)	(1,935,994)

Total trading (losses)	(7,694,274)	(975,136)

Net investment income (loss)
Interest and dividend income	1,206,272	3,809,087

Expenses
Incentive fees	0	29,702
Management and other fees	1,531,615	3,951.943
Operating expenses	217,444	256,804

Total expenses	1,749,059	4,238,449

Net investment (loss)	(542,787)	(429,362)

Net (loss)	$(8,237,061)	$(1,404,498)

The accounting policies utilized by SHK Diversified LLC are consistent in all material respects with those utilized by the Partnership.

The Partnership’s investment in SHK represents approximately 4.5% and 4.7% of the investee fund’s net asset value as of December 31, 2008 and 2007, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Valhalla Synergy Fund LLC

Valhalla Synergy Fund LLC invests substantially all of its assets through a “master-feeder” structure into Valhalla Synergy Master Fund Ltd. (the Master Fund), a Cayman Islands exempted company.  Valhalla Synergy Fund LLC pays to the manager of the Master Fund a management fee of 2.00% per annum and an annual profit participation allocation of 20% of trading profits.  For the years ended December 31, 2008 and 2007, the Partnership’s proportionate share of management fees charged by the Master Fund were approximately $70,000 and $81,500, respectively.  For the years ended December 31, 2008 and 2007, the Partnership’s proportionate share of profit allocation charged by the Master Fund were approximately $105,292 and $57,000, respectively.

Valhalla Synergy Fund LLC condensed financial information primarily consists of their investment in the Master Fund and income is allocated from the Master Fund to Valhalla Synergy Fund LLC.

Valhalla Synergy Fund LLC net assets at December 31, 2008 and 2007 are $48,707,147 and $59,248,307, respectively.  Total net income for the years ended December 31, 2008 and 2007 is $6,597,373 and $11,174,271, respectively.

The Partnership’s investment in Valhalla Synergy Fund LLC represents approximately 5.63% and 7.46% of the investee fund’s net asset value as of December 31, 2008 and 2007, respectively.

Management of the Partnership believes the accounting principles utilized by Valhalla Synergy Fund LLC are consistent in all material respects with those utilized by the Partnership.

Winton Futures Fund, L.P. (US) – Institutional Interests

Institutional Interests of Winton Futures Fund, L.P. (US) (formerly Class B Interests through May 2008) are charged management fees of 1.75% annually and incentive fees of 20% of trading profits.  For the years ended December 31, 2008 and 2007, the Partnership’s proportionate share of management fees charged by Winton Futures Fund, L.P. (US) were approximately $90,000 and $144,000, respectively.  For the years ended December 31, 2008 and 2007, the Partnership’s proportionate share of incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $191,000 and $261,000, respectively.

The CPO Consultant is the General Partner of Winton Futures Fund, L.P. (US).

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Winton Futures Fund, L.P. (US) – Institutional Interests (Continued)

Condensed financial information as of December 31, 2008 and 2007 and for the years ended December 31, 2008 and 2007 is as follows:

	December 31,	December 31,
Statements of Financial Condition	2008	2007
Assets
Equity in broker trading accounts
Cash	$154,396,738	$25,952,767
Unrealized gain on open contracts	4,174,311	1,354,533
	158,571,049	27,307,300

Cash and cash equivalents	3,384,626	84,729,844
Investment securities at value (cost – $132,744,996)	132,860,018	0
Other assets	175,971	54,628

Total assets	$294,991,664	$112,091,772
Liabilities
Payable for securities purchased	$5,000,000	$0
Accounts payable	176,744	43,748
Commissions payable	30,216	31,362
Management fee payable	314,556	115,550
Administrative fee payable	16,198	0
Service fees payable	229,428	59,483
Incentive fee payable	3,053,989	988,849
Redemptions payable	4,043,596	4,725,873
Subscriptions received in advance	23,079,459	10,612,046

Total liabilities	35,944,186	16,576,911

Total Capital (Net Asset Value)	259,047,478	95,514,861
	$294,991,664	$112,091,772

	For the Year Ended December 31,	For the Year Ended December 31,
Statements of Operations	2008	2007
Gains (loss) on trading of commodity
futures contracts
Realized	$39,466,146	$15,150,335
Change in unrealized	2,819,778	(739,757)
Brokerage commissions	(499,445)	(673,160)

Gain from trading futures	41,786,479	13,737,418

Gain on trading of securities
Realized	$5,605	$0
Change in unrealized	115,022	0

Gain from trading securities	120,627	0

Total trading gains	41,907,106	13,737,417

Net investment income (loss)
Interest income	3,801,283	3,810,719

Expenses
Incentive fee	8,685,185	2,765,665
Management and other fees	4,388,824	1,706,634
Operating expenses	515,291	230,551

Total expenses	13,589,300	4,702,850

Net investment (loss)	(9,788,017)	(892,131)

Net income	$32,119,089	$12,845,287

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Winton Futures Fund, L.P. (US) – Institutional Interests (Continued)

Management of the Partnership believes the accounting principles utilized by Winton Futures Fund, L.P. (US) are consistent in all material respects with those utilized by the Partnership.

The Partnership’s direct and indirect (as of December 31, 2007) investment in Winton Futures Fund, L.P. (US) represents approximately 3.29% and 4.0% of the investee fund’s net asset value as of December 31, 2008 and 2007, respectively.

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

Note 8.	TRADING AND INVESTING ACTIVITIES AND RELATED RISKS

The Partnership, directly and through its investments in other commodity pools, engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, physical commodities, forward currency contracts and options on forward currency contracts (collectively, “derivatives”).  The Partnership is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

For derivatives, risks arise from changes in the fair value of the contracts.  Theoretically, the Partnership is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short.  As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.  Written options expose the Partnership to potentially unlimited liability, and purchased options expose the Partnership to a risk of loss limited to the premiums paid.  The Partnership is also indirectly exposed to market risk on physical commodities equal to the fair value of physical commodities owned.

The Partnership has a portion of its assets on deposit with a financial institution in connection with its cash management activities.  Cash deposited with interbank market makers and other financial institutions in connection with the Partnership’s trading of forward currency and other derivative contracts was partially restricted due to deposit or margin requirements.  In the event of a financial institution’s insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.  Since forward currency contracts are traded in unregulated markets between principals, the Partnership also assumes the risk of loss from counterparty nonperformance.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8.	TRADING AND INVESTING ACTIVITIES AND RELATED RISKS (CONTINUED)

The Partnership’s investments in other commodity pools are subject to the market and credit risks of futures contracts, forward currency contracts and other derivative contracts held or sold short by these commodity pools.  The Partnership bears the risk of loss only to the extent of the fair value of its respective investment and, in certain specific circumstances, distributions and redemptions received. The General Partner has established risk management procedures to monitor investments in other commodity pools and seeks to minimize risk primarily by investing in commodity pools, which the General Partner and the CPO Consultant believe are reliable and creditworthy.  However, there can be no assurance that any commodity pool invested in will be able to meet its obligations to the Partnership.

The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so.  The General Partner’s basic market risk control procedures consist of continuously monitoring the trading activity of the various commodity trading advisors, with the actual market risk controls being applied by the CTA Consultant and the advisors themselves.  The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership’s assets at financial institutions and brokers, which the General Partner believes to be creditworthy.

The Limited Partners bear the risk of loss only to the extent of the fair value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

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

The following information presents non-restricted per unit operating performance data and other supplemental financial data for the years ended December 31, 2008 and 2007.  This information has been derived from information presented in the financial statements.

	2008	2007
Per Unit Performance – Non-restricted units
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,916.78	$3,164.35

Income (loss) from operations:
Total trading and investing gains (losses)(1)	450.78	(90.23)
Net investment income (loss)(1)	(227.70)	(157.34)

Total income (loss) from operations	223.08	(247.57)

Net asset value per unit at end of year	$3,139.86	$2,916.78

Total Return	7.65%	(7.82)%

Supplemental Data

Ratios to average net asset value:(2) (3)
Expenses prior to incentive fees (5)	5.86%	5.62%
Incentive fees	2.12%	0.27%

Total expenses	7.98%	5.89%

Net investment income (loss)(4)	(5.65)%	(4.90)%

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

(2)	Excludes the Partnership’s proportionate share of expenses and net investment income (loss) from investments in other commodity pools.
(3)	Ratios for the years ended December 31, 2008 and 2007, are after the waiver of management fees by the General Partner, equal to 0.43% and 0.45%, respectively, of average net asset value.
(4)         Excludes incentive fees.
(5)         Excludes brokerage commissions.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 10.     FINANCIAL HIGHLIGHTS (CONTINUED)

The following information presents side pocket/restricted per unit operating performance data and other supplemental financial data for the period April 1, 2008 (inception of side pocket/restricted units) to December 31, 2008.  This information has been derived from information presented in the financial statements.

Period ended December 31, 2008
Per Unit Performance – Side Pocket/Restricted units
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,963.09

Income (loss) from operations:
Total trading and investing gains (losses)(1)	(113.62)
Net investment (loss)(1)	(185.74)

Total income (loss) from operations	(299.36)

Net asset value per unit at end of period	$2,663.73

Total Return(4)	(10.10)%

Supplemental Data

Ratios to average net asset value:(2)
Expenses prior to incentive fees(3) (6)	8.62%
Incentive fees(4)	0.00%

Total expenses	8.62%

Net investment (loss)(3), (5)	(8.62)%

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

(2)	Excludes the Partnership’s proportionate share of expenses and net investment income (loss) from investments in other commodity pools.
(3)	Annualized.
(4)	Not annualized.
(5)	Excludes incentive fees.
(6)	Excludes brokerage commissions.

WINTON FUTURES FUND, L.P. (US)

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

WINTON FUTURES FUND, L.P. (US)

____________

INDEX TO FINANCIAL STATEMENTS
_____________

PAGES

Report of Independent Registered Public Accounting Firm	F-30

Financial Statements

Statements of Financial Condition	F-31

Condensed Schedules of Investments	F-32 – F-34

Statements of Operations	F-35

Statements of Changes in Partners’ Capital (Net Asset Value)	F-36 – F-37

Notes to Financial Statements	F-38 – F-44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Winton Futures Fund, L.P. (US)

We have audited the accompanying statements of financial condition, including the condensed schedules of investments of Winton Futures Fund, L.P. (US) (“the Partnership”) as of December 31, 2008 and 2007, and the related statements of operations and changes in partners’ capital for the years ended December 31, 2008, 2007 and 2006.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winton Futures Fund, L.P. (US) as of December 31, 2008 and 2007, and the results of its operations and changes in partners’ capital for the years ended December 31, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ SPICER JEFFRIES LLP

Greenwood Village, Colorado
March 20, 2009

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2008 AND 2007
_______________

	2008	2007
ASSETS
Equity in Newedge USA, LLC account
Cash	$154,396,738	$25,952,767
Unrealized gain on open commodity futures contracts	4,174,311	1,354,533
Interest receivable	14,426	53,503

	158,585,475	27,360,803

Cash and cash equivalents	3,384,626	84,729,844
Investment securities at value (cost - $132,744,996)	132,860,018	0
Interest receivable	161,545	0
Other assets	0	1,125

Total assets	$294,991,664	$112,091,772

LIABILITIES
Payable for securities purchased	$5,000,000	$0
Commissions payable	30,216	31,362
Management fee payable	314,556	115,550
Administrative fee payable	16,198	0
Service fees payable	229,428	59,483
Incentive fee payable	3,053,989	988,849
Redemptions payable	4,043,596	4,725,873
Subscriptions received in advance	23,079,459	10,612,046
Other liabilities	176,744	43,748

Total liabilities	35,944,186	16,576,911

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	3,491	2,899
Limited Partners	259,043,987	95,511,962

Total partners’ capital (Net Asset Value)	259,047,478	95,514,861

Total liabilities and partners’ capital	$294,991,664	$112,091,772

The accompanying notes are an integral part of this statement.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2008
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments - United States

U.S. Government Agency Bonds and Notes

$3,000,000	11/17/2009	Federal Farm Credit Bank, 2.05%	$3,005,640	1.16%
6,000,000	12/23/2010	Federal Farm Credit Bank, 2.37%	6,011,280	2.32%
4,000,000	7/10/2009	Federal Home Loan Bank, 4.35%	4,002,280	1.54%
3,250,000	5/1/2009	Federal Home Loan Bank, 3.00%	3,253,998	1.26%
3,600,000	5/20/2009	Federal Home Loan Bank, 2.04%	3,603,744	1.39%
2,800,000	11/20/2009	Federal Home Loan Bank, 2.04%	2,802,128	1.08%
5,000,000	12/29/2010	Federal Home Loan Bank, 2.05%	5,018,750	1.94%
5,000,000	8/21/2009	Federal Home Loan Bank, 0.44%	4,994,250	1.93%
5,000,000	4/28/2009	Federal Home Loan Bank, 2.50%	5,007,800	1.93%
5,000,000	4/29/2010	Federal Home Loan Bank, 3.05%	5,039,050	1.95%
4,000,000	4/30/2009	Federal Home Loan Bank, 2.60%	4,030,000	1.56%
5,000,000	12/30/2009	Federal Home Loan Mortgage Corporation, 1.00%	4,993,750	1.93%
4,000,000	11/10/2009	Federal Home Loan Mortgage Corporation, 2.05%	4,005,040	1.55%
5,000,000	7/6/2010	Federal Home Loan Mortgage Corporation, 1.50%	5,000,000	1.93%
1,180,000	1/7/2009	Federal Home Loan Bank Disc Note, 0.03%	1,179,993	0.46%
6,600,000	2/4/2009	Federal Home Loan Mortgage Corp Disc, 0.05%	6,599,670	2.55%

Total U.S. Government Agency Bonds and Notes (cost - $68,432,351)			68,547,373	26.48%

Corporate Notes

$27,893,000	1/2/2009	Bank of America Repo, 0.01%	27,893,000	10.77%
6,000,000	1/6/2009	Chevron Corp Note, 0.02%	6,000,000	2.32%
2,124,000	1/5/2009	Hershey Foods Corp Disc Note, 0.15%	2,123,947	0.82%
896,000	1/2/2009	L’Oreal USA Inc Disc Note, 0.15%	895,974	0.35%
6,000,000	1/5/2009	Nestle Capital Disc Note, 0.01%	5,999,991	2.32%
6,000,000	1/5/2009	Northern Illinois Gas Disc Note, 0.07%	5,999,930	2.32%
6,000,000	1/6/2009	Rabobank USA Financial Corp Disc Note, 0.05%	5,999,942	2.32%
3,400,000	1/2/2009	Societe General North America Disc Note, 0.21%	3,399,861	1.31%
6,000,000	1/2/2009	Toyota Financial Service Puerto Rico, 0.10%	6,000,000	2.32%

Total Corporate Notes (cost - $64,312,645)			64,312,645	24.85%

Total investment securities - United States (cost - $132,744,996)			$132,860,018	51.33%

The accompanying notes are an integral part of this statement.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2008 (CONTINUED)
_______________

	Range of Expiration Dates	Number of Contracts	Value	% of Partners Capital

LONG FUTURES CONTRACTS:

Agriculture	Feb - Jun 09	60	$120,994	0.05%
Currencies	Mar 09 - Jun 10	1,439	1,600,723	0.62%
Interest Rates	Jan 09 - Jun 10	1,533	2,662,065	1.03%
Metals	Jan 09	75	(205,661)	(0.08)%
Stock Indices	Mar 09	2	875	0.00%
Treasury Rates	Mar 09 - Dec 09	563	1,542,447	0.60%

Total long futures contracts		3,672	5,721,443	2.22%

SHORT FUTURES CONTRACTS:

Agriculture	Feb 09 - Nov 10	667	(1,242,086)	(0.48)%
Currencies	Mar 09	441	(1,489,992)	(0.58)%
Energy	Jan 09 - Dec 10	94	302,182	0.12%
Metals	Jan - Apr 09	175	998,975	0.39%
Stock Indices	Jan - Mar 09	119	(112,475)	(0.04)%
Treasury Rates	Mar 09	18	(3,736)	0.00%

Total short futures contracts		1,514	(1,547,132)	(0.59)%

Total futures contracts		5,186	$4,174,311	1.63%

The accompanying notes are an integral part of this statement.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2007 (CONTINUED)
_______________

	Range of Expiration Dates	Number of Contracts	Value	% of Partners Capital

LONG FUTURES CONTRACTS:

Agriculture	Jan - Dec 08	684	$1,060,910	1.11%
Currencies	Mar 08 - Jun 09	2,218	64,435	0.07%
Energy	Jan - Apr 08	125	537,853	0.56%
Interest Rates	Jan 08 - Jun 09	320	(55,484)	(0.06)%
Metals	Jan - Apr 08	223	(202,035)	(0.21)%
Stock Indices	Jan - Mar 08	476	16,876	0.02%
Treasury Rates	Mar 08	515	(103,751)	(0.11)%

Total long futures contracts		4,561	1,318,804	1.38%

SHORT FUTURES CONTRACTS:

Agriculture	Feb - May 08	171	(147,729)	(0.15)%
Currencies	Mar 08	47	(40,394)	(0.04)%
Energy	Feb 08	25	(63,820)	(0.07)%
Interest Rates	Mar 08 - Mar 09	371	(36,278)	(0.04)%
Metals	Jan - Mar 08	108	307,743	0.32%
Stock Indices	Mar 08	8	18,379	0.02%
Treasury Rates	Mar 08	76	(2,172)	0.00%

Total short futures contracts		806	35,729	0.04%

BALANCES, DECEMBER 31, 2007		5,367	$1,354,533	1.42%

The accompanying notes are an integral part of this statement.

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
_______________

	2008	2007	2006
TRADING GAINS (LOSSES)
Gain (Loss) on trading of
commodity futures contracts
Realized	$39,466,146	$15,150,335	$4,746,506
Change in unrealized	2,819,778	(739,757)	1,396,014
Brokerage commissions	(499,445)	(673,161)	(676,866)

Gain from trading futures	41,786,479	13,737,417	5,465,654

Gain on trading of securities
Realized	5,605	0	0
Change in unrealized	115,022	0	0

Gain from trading securities	120,627	0	0

Total trading gains	41,907,106	13,737,417	5,465,654

NET INVESTMENT INCOME (LOSS)
Income
Interest income	3,801,283	3,810,719	1,783,498

Expenses
Management fee	2,474,653	1,170,329	582,575
Administrative fee	49,259	0	0
Service fees	1,864,912	536,306	245,933
Incentive fee	8,685,185	2,765,664	925,800
Professional fees	515,291	214,484	85,639

Total expenses	13,589,300	4,686,783	1,839,947

Net investment (loss)	(9,788,017)	(876,064)	(56,449)

NET INCOME	$32,119,089	$12,861,353	$5,409,205

The accompanying notes are an integral part of this statement.

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
_______________

		Limited Partners

		Original	Original	Special
	Total	Class A	Class B	Interests

Balances at December 31, 2005	$24,286,007	$9,533,419	$8,176,132	$6,574,214

Capital additions	34,206,507	8,446,507	24,470,000	1,290,000

Capital withdrawals	(6,731,323)	(2,831,788)	(3,899,535)	0

Net income for the year
ended December 31, 2006	5,409,205	1,569,448	2,786,282	1,053,174

Offering costs	(9,300)	(2,651)	(4,884)	(1,765)

Balances at December 31, 2006	57,161,095	16,714,934	31,527,995	8,915,623

Transfers	0	(1,127,544)	1,127,544	0

Capital additions	41,661,121	18,167,321	22,673,800	820,000

Capital withdrawals	(16,152,642)	(2,299,027)	(12,633,615)	(1,220,000)

Net income for the year
ended December 31, 2007	12,861,353	4,051,251	7,557,205	1,252,541

Offering costs	(16,066)	(5,436)	(9,077)	(1,553)

Balances at December 31, 2007	95,514,861	35,501,499	50,243,852	9,766,611

Transfers	0	(3,428,705)	(63,946,413)	0

Capital additions	178,574,330	64,322,008	32,627,859	0

Capital withdrawals	(47,036,859)	(3,474,589)	(14,264,716)	(8,174,000)

Net income for the year
ended December 31, 2008	32,119,089	13,188,377	11,614,186	1,563,864

Offering costs	(123,943)	(61,913)	(28,720)	(5,995)

Balances at December 31, 2008	$259,047,478	$106,046,677	$16,246,048	$3,150,480

The accompanying notes are an integral part of this statement.

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 (CONTINUED)
_______________

	Limited Partners

			Institutional	General
	Class A	Class B	Interests	Partner

Balances at December 31, 2005	$0	$0	$0	$2,242

Capital additions	0	0	0	0

Capital withdrawals	0	0	0	0

Net income for the year
ended December 31, 2006	0	0	0	301

Offering costs	0	0	0	0

Balances at December 31, 2006	0	0	0	2,543

Transfers	0	0	0	0

Capital additions	0	0	0	0

Capital withdrawals	0	0	0	0

Net income for the year
ended December 31, 2007	0	0	0	356

Offering costs	0	0	0	0

Balances at December 31, 2007	0	0	0	2,899

Transfers	(262,983)	260,072	67,378,029	0

Capital additions	29,770,930	26,373,531	25,480,002	0

Capital withdrawals	(113,314)	(54,100)	(20,956,140)	0

Net income for the year
ended December 31, 2008	1,779,682	1,685,068	2,287,318	594

Offering costs	(2,994)	(2,145)	(22,174)	(2)

Balances at December 31, 2008	$31,171,321	$28,262,426	$74,167,035	$3,491

The accompanying notes are an integral part of this statement.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

General Description of the Partnership

The Partnership was organized as a limited partnership in Colorado in March 1999, and will continue until December 31, 2035, unless sooner terminated as provided for in the First Amended Agreement of Limited Partnership (“Agreement”).  The Partnership’s general partner is Altegris Portfolio Management, Inc. (d/b/a APM Funds) (the “General Partner”).  The Partnership speculatively trades commodity futures contracts, options on futures contracts, forward contracts and other commodity interests.  The objective of the Partnership’s business is appreciation of its assets.

Method of Reporting

The Partnership’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership’s management.  Actual results could differ from those estimates.

The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classifications of Cash Flows from Certain Securities Acquired for Resale.”

Cash and Cash Equivalents

Cash and cash equivalents includes cash and other highly liquid investments with financial institutions with maturity dates of 90 days or less.

Fair Value

Effective January 1, 2008, the Partnership adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurement.  FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:  quoted market prices in active markets for identical assets or liabilities (Level 1); inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2); and unobservable inputs for an asset or liability (Level 3).

The adoption of FAS 157 did not have a material impact on the Partnership’s financial statements.

The following summarizes the Partnership’s investments accounted for at fair value at December 31, 2008 using the fair value hierarchy of FAS 157:

Futures contracts (Level 1)	$ 4,174,311
U.S. Government agency obligations (Level 1)	$ 68,547,373
Corporate Notes (Level 2)	$ 64,312,645

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS
_______________

NOTE - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Futures Contracts

Gains or losses are realized when contracts are liquidated.  Net unrealized gains or losses on open contracts (the difference between contract trade price and quoted market price) are reflected in the statement of financial condition.  Futures contracts are valued using the primary exchange’s closing price (Level 1).  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  Brokerage commissions on futures contracts include other trading fees and are charged to expense when contracts are opened.

Investment Securities

United States government agency securities are generally valued based on quoted prices in active markets (Level 1).  Corporate notes are generally valued at cost given their short duration from the time of purchase (Level 2).

Security transactions are recorded on the trade date.  Realized gains and losses from security transactions are determined using the identified cost method.  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  Brokerage commissions and other trading fees are reflected as an adjustment to cost or proceeds at the time of the transaction. Interest income is recorded on the accrual basis.

Foreign Currency Transactions

The Partnership’s functional currency is the United States (“U.S.”) dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

Capital Accounts and Allocation of Income and Losses

The Partnership accounts for subscriptions, allocations and redemptions on a per partner capital account basis.

The Partnership consists of the General Partner’s Interest, Original Class A Interests, Original Class B Interests, Special Interests, Class A Interests, Class B Interests and Institutional Interests.  Original Class A Interests and Original Class B Interests were issued prior to July 1, 2008 and are no longer being issued to limited partners.   Class A Interests, Class B Interests and Institutional Interests were first issued by the Partnership on July 1, 2008.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS
_______________

NOTE - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capital Accounts and Allocation of Income and Losses (Continued)

Income or loss (prior to management fees, administrative fees, service fees and incentive fees) are allocated pro rata among the partners based on their respective capital accounts as of the end of each month in which the items accrue pursuant to the terms of the Agreement.  Original Class A Interests, Original Class B Interests, Special Interests, Class A Interests, Class B Interests and Institutional Interests are then charged with their applicable management fee, administrative fee, service fee and incentive fee in accordance with the Agreement.

Income Taxes

The Partnership is not subject to federal income taxes; each partner reports his allocable share of income, gain, loss, deductions or credits on their own income tax return.

The Partnership has continued to evaluate the application of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) entitled “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” to the Partnership, and has determined that FIN 48 does not have a material impact on the Partnership’s financial statements.  In connection with the application of FIN 48, the Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The Partnership files U.S. federal and state tax returns.  The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Recently Issued Accounting Pronouncement

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“FAS 161”).  FAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities.  FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Partnership is currently evaluating the impact that FAS 161 will have on its disclosures related to derivative instruments, however, no impact other than enhanced disclosure is anticipated

NOTE 2 - AGREEMENTS AND RELATED PARTIES

Advisory Contract

The Partnership’s trading activities are conducted pursuant to an advisory contract with Winton Capital Management Limited (“Advisor”).  The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined).  However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined).

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS
_______________

NOTE 2 - AGREEMENTS AND RELATED PARTIES (CONTINUED)

Advisory Contract (Continued)

Effective July 1, 2008, the Advisor receives from the Partnership a monthly management fee equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership’s management fee net asset value (as defined).  In addition, the General Partner has assigned a portion of their management fees earned to the Advisor.  Total management fees earned by the Advisor for the years ended December 31, 2008, 2007 and 2006 were $933,820, $478,625 and $199,388, respectively.

Brokerage Agreements

Newedge USA, LLC (formerly FIMAT USA, LLC) became the Partnership’s commodity broker (the “Clearing Broker”) during 2007, pursuant to the terms of a brokerage agreement. Prior to Newedge USA, LLC, Man Financial Inc. acted as the Partnership’s commodity broker.  The Partnership pays brokerage commissions to the Clearing Broker for clearing trades on its behalf.

General Partner Management Fee

The General Partner receives from the Partnership a monthly management fee equal to 0.0625% (0.75% annually) for Original Class A, 0.146% (1.75% annually) for Original Class B, and currently 0.125% (1.5% annually) for Special Interests of the Partnership’s management fee net asset value (as defined).  Effective July 1, 2008, the General Partner receives from the Partnership a monthly management fee equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership’s management fee net asset value (as defined).   The General Partner may declare any limited partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other limited partners.

Total management fees earned by the General Partner, net of such management fees assigned to the Advisor, for the years ended December 31, 2008, 2007 and 2006 were $1,540,833, $691,704 and $383,187, respectively.  Management fees payable to the General Partner as of December 31, 2008 and 2007 were $190,491 and $115,550, respectively.

Administrative Fee

Effective July 1, 2008, the General Partner receives from the Partnership a monthly administrative fee equal to 0.0275% (0.333% annually) of the Partnership’s management fee net asset value (as defined) attributable to Class A and Class B Interests.

Service Fees

Original Class A Interests and Class A Interests pay selling agents an ongoing payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month end as compensation for their continuing services to the limited partners.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS
_______________

NOTE 2 - AGREEMENTS AND RELATED PARTIES (CONTINUED)

Related Party

Altegris Investments, Inc. (“Altegris”), an affiliate of the General Partner, is registered as a broker-dealer with the Securities and Exchange Commission and an independent introducing broker registered with the Commodity Futures Trading Commission.  Altegris has entered into a selling agreement with the Partnership where it receives 2% per annum as continuing compensation for interests sold by Altegris that are outstanding at month end.  Altegris, as the Partnership’s introducing broker, also receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. For the years ended December 31, 2008, 2007 and 2006, commissions and continuing compensation received by Altegris amounted to $1,807,841, $639,040 and $493,601, respectively.

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

NOTE 3 -FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND UNCERTAINTIES

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

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS
_______________

NOTE 3 -FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND UNCERTAINTIES (CONTINUED)

The Partnership’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting and control procedures.  In addition, the Partnership has a policy of reviewing the credit standing of each clearing broker or counterparty with which it conducts business.

The Partnership has cash deposited with Wilmington Trust Company (“Custodian”).  In August 2008, the Partnership expanded its agreement with the Custodian to include cash management services with the Custodian’s affiliate, Wilmington Trust Investment Management (“WTIM”), for cash not held with the Clearing Broker.  The Partnership has a substantial portion of its assets on deposits with WTIM in U.S. Government agency bonds and notes and Corporate notes.  Risks arise from investments in bonds and notes due to possible illiquidity and the potential for default by the issuer.  Such bonds and notes are also particularly sensitive to changes in interest rates and economic conditions.

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

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS
_______________

NOTE 5 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the years ended December 31, 2008, 2007 and 2006.  This information has been derived from information presented in the financial statements.

	December 31, 2008
	Original	Original	Special	(5)	(5)	(5) Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)	20.33%	21.58%	21.93%	1.29%	2.16%	3.52%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.13%	1.97%	1.77%	5.08%	3.06%	2.18%
Incentive fees (4)	4.27%	6.70%	5.07%	2.95%	3.32%	1.22%

Total expenses	7.40%	8.67%	6.84%	8.03%	6.38%	3.40%

Net investment income (loss) (1) (2) (3)	(1.09)%	0.54%	0.56%	(3.65)%	(1.70)%	(0.49)%

	December 31, 2007			December 31, 2006
	Original	Original	Special	(5)	(5)	(5) Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)	13.61%	14.97%	15.45%	13.31%	14.53%	14.37%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.05%	2.03%	1.77%	3.00%	1.98%	1.73%
Incentive fees (4)	3.46%	3.33%	2.87%	2.19%	2.22%	2.34%

Total expenses	6.51%	5.36%	4.64%	5.19%	4.20%	4.07%

Net investment income (loss) (1) (2) (3)	1.51%	2.56%	2.79%	1.32%	2.32%	2.59%

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

_______________

(1)	Includes offering costs, if any.
(2)	Excludes incentive fee.
(3)	Annualized only for Class A, Class B and Institutional Interests.
(4)	Not annualized.
(5)	Class A, Class B, and Institutional Interests were first issued effective July 1, 2008.

PROFUTURES STRATEGIC ALLOCATION TRUST

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

PROFUTURES STRATEGIC ALLOCATION TRUST

____________

INDEX TO FINANCIAL STATEMENTS
_____________

PAGES
Independent Auditors' Reports	F-47– F-48
Financial Statements
Statements of Financial Condition	F-49
Condensed Schedules of Investments	F-50 – F-51
Statements of Operations	F-52
Statements of Changes in Unitholders’ Capital (net asset value)	F-53
Statements of Cash Flows	F-54
Notes to Financial Statements	F-55 – F-63

Independent Auditor's Report

To the Managing Owner of
ProFutures Strategic Allocation Trust
Austin, Texas

We have audited the accompanying statement of financial condition, including the condensed schedule of investments, of ProFutures Strategic Allocation Trust (the Trust) as of December 31, 2008, and the related statements of operations, changes in unitholders’ capital (net asset value) and cash flows for the year then ended.  These financial statements are the responsibility of the Trust's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProFutures Strategic Allocation Trust as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/McGladrey & Pullen, LLP

Chicago, Illinois
April 15, 2009

201 International Circle, suite 400 Hunt Valley, Maryland 21030 ● USA Tel: 410-771-0001 ● Fax: 410-785-9784 www.arthubellcpas.com

INDEPENDENT AUDITOR’S REPORT

To the Unitholders
ProFutures Strategic Allocation Trust

We have audited the accompanying statement of financial condition of ProFutures Strategic Allocation Trust, including the condensed schedule of investments, as of December 31, 2007, and the related statements of operations and changes in unitholders’ capital (net asset value) for the year then ended.  These financial statements are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProFutures Strategic Allocation Trust as of December 31, 2007, and the results of its operations and the changes in its net asset value for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.

March 10, 2008

PROFUTURES STRATEGIC ALLOCATION TRUST
STATEMENTS OF FINANCIAL CONDITION
December 31, 2008 and 2007
_______________
	2008	2007
Assets
Equity in broker trading accounts
Cash	$2,380,353	$3,876,110
Unrealized gain (loss) on open contracts	(7,262)	66,075
Deposits with broker	2,373,091	3,942,185

Cash	1,070	2,649
Cash deposits in forward trading collateral accounts	-	2,490,509
Investment in Winton Futures Fund, L.P. (US)	4,697,056	-
Investment in Winton Futures Fund, L.P. (US)
paid in advance	-	7,000,000
Redemption receivable from Winton Futures Fund, L.P. (US)	170,000	-
Net premiums paid on options on forward currency contracts	-	11,338
Unrealized gain (loss) on open forward currency contracts	-	(251,518)
Other assets	1,250	1,250
Total assets	$7,242,467	$13,196,413

Liabilities
Accounts payable	$24,349	$25,665
Commissions and other trading fees payable
on open contracts	280	1,982
Incentive fees payable	32,576	-
Management fees payable	16,110	69,326
Administration fees payable	11,949	21,869
Redemptions payable	89,225	340,686
Total liabilities	174,489	459,528

Unitholders' Capital (net asset value)
Managing Owner - 10 units outstanding
at December 31, 2008 and 2007	19,203	16,676
Other Unitholders - 3,634 and 7,552 units outstanding
at December 31, 2008 and 2007, respectively	7,048,775	12,720,209

Total unitholders' capital (net asset value)	7,067,978	12,736,885

	$7,242,467	$13,196,413

See notes to financial statements.

PROFUTURES STRATEGIC ALLOCATION TRUST
CONDENSED SCHEDULES OF INVESTMENTS
December 31, 2008 and 2007
_______________
	2008		2007
		% of Net		% of Net
Description	Fair Value	Asset Value	Fair Value	Asset Value
Long Futures Contracts (1)
Agricultural	$52,018	0.74%	$-	-
Energy	-	-	26,374	0.21%
Interest rate	-	-	24,970	0.20%
Metal	-	-	2,710	0.02%
Stock index	-	-	41,014	0.32%

Total long futures contracts	52,018	0.74%	95,068	0.75%

Short Futures Contracts (1)
Agricultural	(40,350)	(0.57)%	-	-
Energy	-	-	(25,489)	(0.20)%
Interest rate			(13,379)	(0.11)%
Metal	-	-	7,335	0.06%
Stock index	(18,930)	(0.27)%	2,540	0.02%

Total short futures contracts	(59,280)	(0.84)%	(28,993)	(0.23)%

Total futures contracts	$(7,262)	(0.10)%	$66,075	0.52%

Purchase Options on Forward Currency
Contracts (premiums paid - $0 and
$25,946, respectively)	$-	-	$17,290	(0.14)%

Written Options on Forward Currency
Contracts (premiums received - $0 and
$14,608, respectively)	-	-	(6,702)	(0.05)%

Total options on forward currency contracts	$-	-	$10,588	(0.19)%

Forward Currency Contracts
Long forward currency contracts	$-	-	$(257,978)	(2.03)%
Short forward currency contracts	-	-	7,210	0.06%

Total forward currency contracts	$-	-	$(250,768)	(1.97)%

____________________
(1)
No individual futures positions constitute greater than 5% of the Trust's Net Asset Value at December 31, 2008 or 2007.  Accordingly, the number of contracts and expiration dates are not presented.  All futures contracts are U.S. based.

See notes to financial statements.

PROFUTURES STRATEGIC ALLOCATION TRUST
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
December 31, 2008 and 2007
_______________

2008	2007
				% of Net		% of Net
			Fair Value	Asset Value	Fair Value	Asset Value

Investment in Winton Futures Fund, L.P. (US)
		Redemption
Description	Investment Objective	Provisions
Winton Futures Fund, L.P. (US) – Institutional Interests	To achieve capital appreciation by trading U.S. and Non U.S. futures contracts	Monthly with 15 days notice	$4,697,056	66.46%	$ -	0.00%

Proportionate Share of Investments of Winton Futures Fund, L.P. (U.S.) (2)
U.S. Government Agency Bonds and Notes						% of Net
Face Value	Description		Range of Maturity Dates		Fair Value	Asset Value
$704,067	Federal Home Loan Bank (.03-4.35%)		01/2009 to 12/2010		$705,916	9.99%
$373,520	Federal Home Loan Mortgage Corporation (.03-2.05%)		02/2009 to 07/2010		$373,492	5.28%

Corporate Notes						% of Net
Face Value	Description		Maturity Date		Fair Value	Asset Value
$505,757	Bank of America Repo, 0.01%		1/12/2009		$505,757	7.16%

____________________
(1)	Represents the Trust's proportionate share of Winton Futures Fund, L.P. (U.S.)'s individual underlying investments which exceed 5% of the Trust's Net Asset Value at December 31, 2008.

See notes to financial statements.

PROFUTURES STRATEGIC ALLOCATION TRUST
STATEMENTS OF OPERATIONS
Years Ended December 31, 2008 and 2007
_______________
	2008	2007
Trading and investing gains (losses)
Gain (loss) from futures trading
Realized	$605,849	$(447,378)
Change in unrealized	(73,337)	(204,792)
Brokerage commissions	(22,830)	(77,794)
	509,682	(729,964)

Gain (loss) from trading of forward currency contracts
and options on forward currency contracts
Realized	19,093	(535,800)
Change in unrealized	251,518	(609,232)
	270,611	(1,145,032)

Income (loss) allocated from investment in Winton Futures Fund, L.P. (US)	1,342,056	-

Total trading and investing gains (losses)	2,122,349	(1,874,996)

Net investment income (loss)
Income
Interest income	63,186	583,254

Expenses
Incentive fees	114,392	73,475
Management fees	118,639	291,697
Administration fees	222,223	292,184
Operating expenses	147,678	116,273
	602,932	773,629

Net investment (loss)	(539,746)	(190,375)

Net income (loss)	$1,582,603	$(2,065,371)

See notes to financial statements.

PROFUTURES STRATEGIC ALLOCATION TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
Years Ended December 31, 2008 and 2007
_______________
	Total	Unitholders' Capital
	Number of	Managing	Other
	Units*	Owner	Unitholders	Total

Balances at December 31, 2006	5,206	$19,170	$10,059,557	$10,078,727

Net (loss) for the year ended
December 31, 2007	-	(2,494)	(2,062,877)	(2,065,371)

Additions	3,789	-	7,364,000	7,364,000

Redemptions	(1,433)	-	(2,640,471)	(2,640,471)

Balances at December 31, 2007	7,562	16,676	12,720,209	12,736,885

Net income for the year ended
ended December 31, 2008	-	2,527	1,580,076	1,582,603

Additions	2,604	-	4,541,827	4,541,827

Redemptions	(6,522)	-	(11,793,337)	(11,793,337)

Balances at December 31, 2008	3,644	$19,203	7,048,775	$7,067,978

		Net Asset Value Per Unit
			December 31,
		2008	2007	2006

		$1,939.47	$1,684.31	$1,936.15

*Rounded to the nearest whole number.

See notes to financial statements.

PROFUTURES STRATEGIC ALLOCATION TRUST
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007
_______________
		(Unaudited)
	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$1,582,603	$(2,065,371)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
(Income) loss from investment in Winton Futures Fund, L.P. (US)	(1,342,056)	-
Change in operating assets and liabilities:
Change in unrealized gain (loss) on open contracts	73,337	204,792
Change in unrealized gain (loss) on open forward
currency contracts and options on forward currency contracts	(251,518)	609,232
(Increase) decrease in net premiums paid on options on forward
currency contracts	11,338	(7,960)
Investment in Winton Futures Fund, L.P. (US)	(3,075,000)	(7,000,000)
Redemptions from Winton Futures Fund, L.P. (US)	6,550,000	-
(Decrease) increase in accounts payable	(1,316)	2,198
(Decrease) in commissions and other trading
fees payable on open contracts	(1,702)	(1,365)
Increase in incentive fees payable	32,576	-
(Decrease) increase in management fees payable	(53,216)	19,895
(Decrease) increase in administrative fee payable	(9,920)	4,863
Net cash provided by (used in) operating activities	3,515,126	(8,233,716)

Cash Flows from Financing Activities
Additions received	4,541,827	7,364,000
Redemptions paid	(12,044,798)	(2,390,764)
Net cash (used in) provided by financing activities	(7,502,971)	4,973,236

Net cash (decrease) for the year	(3,987,845)	(3,260,480)

Cash at beginning of year	6,369,268	9,629,748

Cash at end of year	$2,381,423	$6,369,268

End of year cash consists of:
Cash in broker trading accounts	$2,380,353	$3,876,110
Cash	1,070	2,649
Cash deposits in forward trading collateral accounts	-	2,490,509

	$2,381,423	$6,369,268

See notes to financial statements.

PROFUTURES STRATEGIC ALLOCATION TRUST
NOTES TO FINANCIAL STATEMENTS
_______________

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business:  ProFutures Strategic Allocation Trust (the Trust) is a Delaware business trust, which operates as a commodity investment pool. The Trust shall continue until December 31, 2040 unless earlier terminated in accordance with the provisions of the Declaration of Trust and Trust Agreement. The Trust engages in the speculative trading of U.S. and foreign futures contracts, interbank forward currency contracts and options on forward currency contracts, directly and indirectly through its investment in Winton Futures Fund, L.P. (US) (Winton). It is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) and interbank market makers through which the Trust trades.

Use of estimates:  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.

Futures and forward currency contracts:  Transactions are accounted for on the trade date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reflected in the statements of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 39 – Offsetting of Amounts Related to Certain Contracts.  Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations.  Brokerage commissions on futures contracts include other trading fees and are charged to expense when contracts are opened.  Futures contracts are valued using the closing quotation posted by the primary exchange on which the futures contract is traded.  Forward currency contracts were valued using third party quoted dealer values on the interbank market.

Investments in other commodity pools:  The Trust’s investments in other commodity pools are reported in the statements of financial condition at fair value.  Fair value ordinarily represents the Trust’s proportionate share of each other commodity pool’s net asset value determined for each commodity pool in accordance with such commodity pool’s valuation policies and as reported by their management at the time of the Trust’s valuation.  Generally, the fair value of the Trust’s investment in a commodity pool represents the amount that the Trust could reasonably expect to receive from the commodity pool if the Trust’s investment was redeemed at the time of valuation, based on information reasonably available at the time the valuation is made and that the Trust believes to be reliable.  The Trust records its proportionate share of other commodity pools’ income or loss in the statements of operations.

Fair value of financial instruments:  All of the Trust’s investment assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

On January 1, 2008, the Trust adopted SFAS No. 157, Fair Value Measurements.   The adoption of SAFS No. 157 did not have a material impact on the Trust’s financial position, results of operations or cash flows.

PROFUTURES STRATEGIC ALLOCATION TRUST
NOTES TO FINANCIAL STATEMENTS
_______________

Note 1.	Nature of Business and Significant Accounting Policies (continued)

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Inputs are broadly defined under SFAS No. 157 as assumptions market participants would use in pricing an asset or liability.  The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
Level 2:
Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly.  A significant adjustment to a Level 2 input could result in the Level 2 measurement becoming a Level 3 measurement.

Level 3:	Inputs are unobservable for the asset or liability.
The fair values of Level 1 financial instruments at December 31, 2008, consisted of the following:
Futures contracts	$ (7,262)
The fair values of Level 3 financial instruments at December 31, 2008, consisted of the following:
Investment in Winton Futures Fund, L.P. (US)	$ 4,697,056
The following table presents a reconciliation of the activity for Level 3 investments:
Balance, January 1, 2008	$ 7,000,000
Income (loss) allocated from investment in Winton	1,342,056
Additions and redemptions, net	(3,645,000)
Transfers in and/or out of Level 3	-

Balance, December 31, 2008	$ 4,697,056

Income (loss) from investments in Winton includes $3,296 attributable to the change in unrealized gain (loss) on the Trusts’ investment in Winton Futures Fund, L.P. (US) held at December 31, 2008.

On January 1, 2008, the Trust adopted Financial Accounting Standards Board (FASB) Interpretation No. 39-1, Amendment of FASB Interpretation No. 39 (FIN 39-1). FIN 39-1 defines "right of setoff" and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. The adoption of FIN 39-1 did not have a material impact on the Trust's financial statements.

PROFUTURES STRATEGIC ALLOCATION TRUST
NOTES TO FINANCIAL STATEMENTS
_______________

Note 1.	Nature of Business and Significant Accounting Policies (continued)

Income taxes:  The Trust prepares calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Trust’s income, expenses and trading and investing gains or losses.

The Trust has continued to evaluate the application of FASB Interpretation No. 48 (FIN 48) entitled, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 to the Trust, and has determined that FIN 48 does not have a material impact on the Trusts’ financial statements.  In connection with the application of FIN 48, the Trust has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The Trust files U.S. federal and state tax returns.  The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Organizational charge:  The Managing Owner (ProFutures, Inc.)  pays all organizational and offering costs of the Trust. As reimbursement for such costs, the Managing Owner (or the Selling Agent, ProFutures Financial Group, Inc., a broker/dealer affiliate of the Managing Owner) receives an organizational charge of 1% of the subscription amount of each subscriber to the Trust (excluding some subscribers who are affiliated funds or who transferred their interests from affiliated funds during 2008 and 2007). There were no such organizational charges during the year ended December 31, 2008 and 2007.

Foreign currency transactions:  The Trust’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in trading and investing gains (losses) in the statements of operations.

Redemption of units:  Financial Accounting Standards Board No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and FASB Staff Position 150-3 (collectively, FAS 150) require that an entity classify as liabilities any financial instruments issued in the form of shares that are mandatorily redeemable on fixed dates for fixed amounts.  Redemptions payable at December 31, 2008, include redemptions approved by the Managing Owner prior to ten (10) days before December 31, 2008.  Within the context of FAS 150, such redemptions represent an unconditional obligation of the Trust at December 31, 2008.  The liability to Unitholders is presented on the statement of financial condition as redemptions payable and is determined based on the net asset value of such units on December 31, 2008.

Redemptions payable at December 31, 2007, include redemptions approved by the Managing Owner prior to January 1, 2008, which were not effective until January 31, 2008.  These redemptions were recorded as redemptions and redemptions payable at December 31, 2007, using the December 31, 2007 net asset value per unit, in accordance with the provisions of FAS 150.

PROFUTURES STRATEGIC ALLOCATION TRUST
NOTES TO FINANCIAL STATEMENTS
_______________

Note 1.	Nature of Business and Significant Accounting Policies (continued)

Recently issued accounting pronouncement:  In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133.  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS No. 133 and generally increases the level of disaggregation that will be required in an entity’s financial statements.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements.  SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  As this pronouncement is disclosure related only, adoption is not expected to have a material impact on the Trust’s financial statements.

Note 2.	Managing Owner

The Managing Owner of the Trust is ProFutures, Inc., which conducts and manages the business of the Trust.  The Declaration of Trust and Trust Agreement (Trust Agreement) requires the Managing Owner and its principals and/or affiliates to contribute to the Trust such amounts that are at least equal to the lesser of 1% of the total capital contributions to the Trust or $500,000, but in no event shall the Managing Owner and its principals and/or affiliates make contributions of less than .2% of the total capital contributions to the Trust.  At December 31, 2008 and 2007, the capital accounts of the Managing Owner and its principals and/or affiliates, including the capital account of an affiliated commodity pool at December 31, 2007, totaled $1,389,372 and $6,701,588, respectively.

The Trust Agreement also requires that the Managing Owner maintain a net worth of not less than the greater of $50,000 or at least 5% of the total contributions to the Trust and all other partnerships of which the Managing Owner is manager. In no event shall the Managing Owner be required to maintain a net worth in excess of $1,000,000.

ProFutures, Inc. has a callable stock subscription agreement with MF Global Ltd. (MFG), the Trust’s broker, whereby MFG has subscribed to purchase (up to $7,000,000, subject to conditions set forth in the stock subscription agreement dated October 22, 2004) the number of shares of common stock of ProFutures, Inc. necessary to maintain the Managing Owner’s net worth requirements.

The Trust pays the Managing Owner a monthly administration fee equal to 1/6 of 1% (2% annually) of month-end Net Assets (as defined in the Trust Agreement).

PROFUTURES STRATEGIC ALLOCATION TRUST
NOTES TO FINANCIAL STATEMENTS
_______________

Note 3.	Trustee

The Trustee of the Trust is U.S. Bank Trust, National Association, a national banking association. The Trustee has delegated to the Managing Owner all of the power and authority to manage the business and affairs of the Trust and has only nominal duties and liabilities with respect to the Trust.

Note 4.	Commodity Trading Advisors

The Trust has trading advisory contracts with several commodity trading advisors to furnish investment management services to the Trust. The commodity trading advisors receive monthly management fees of 1/6 of 1% (2% annually) of month-end Net Assets (as defined in each respective Advisory Contract) and quarterly incentive fees equal to 20% of New Trading Profit (as defined).

Note 5.	Subscriptions, Distributions and Redemptions

Investments in the Trust are made by subscription agreement, subject to acceptance by the Managing Owner.

The Trust is not required to make distributions, but may do so at the sole discretion of the Managing Owner. Unitholders have the right to redeem units as of any month-end upon ten (10) days' prior written notice to the Trust. Redemptions will be made on the last day of the month for an amount equal to the net asset value per unit, as defined, represented by the units to be redeemed. The right to obtain redemptions is also contingent upon the Trust having property sufficient to discharge its liabilities on the redemption date and may be delayed if the Managing Owner determines that earlier liquidation of commodity interest positions and/or its investments in other commodity pools to meet redemption payments could be detrimental to the Trust or nonredeeming Unitholders.

Under certain circumstances, including, but not limited to, the inability to liquidate commodity positions or a delay in payments due to the Trust from commodity brokers, banks, commodity pools or other persons, the Trust may in turn delay payment to Unitholders requesting redemption of units. In that event, payment for redemption of such units will be made to Unitholders as soon thereafter as is practicable.

Note 6.	Deposits With Broker

The Trust deposits funds with MF Global Ltd. (MFG) to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements.  Margin requirements are satisfied by the deposit of cash with such broker.  All assets with MFG are subject to being collateralized for any amounts due to MFG to meet margin and other broker or regulatory requirements.  The Trust earns interest income on cash deposited with the broker.

PROFUTURES STRATEGIC ALLOCATION TRUST
NOTES TO FINANCIAL STATEMENTS
_______________

Note 7.	Investment in Winton Futures Fund, L.P. (US)

On December 26, 2007, the Trust invested $7,000,000 in Winton. The investment in Winton was effective January 1, 2008 and is subject to the terms of the Agreement of Limited Partnership and Offering Memorandum of Winton, which may, among other things, delay or suspend withdrawal rights under certain circumstances.

Summarized information for these investments is as follows:

Winton Futures Fund, L.P. (US)

Net asset value, January 1, 2008	$7,000,000
Additions	3,075,000
Income allocated from investment in Winton	1,342,056
Redemptions	(6,720,000)

Net asset value, December 31, 2008	$4,697,056

The following summary information presents the Trust's proportionate share of trading gains (losses), income and expenses of Winton for the year ended December 31, 2008:

Year Ended December 31, 2008
Gain (loss) on trading of commodity futures contracts
Realized	$1,653,294
Change in realized	3,296
Brokerage commissions	(19,752)
Gain from trading futures	1,636,838

Income
Interest income	176,007

Expenses
Management and other fees	116,065
Incentive fee	337,506
Professional fees	17,218
470,789

Net investment loss	(294,782)

Net income	$1,342,056

PROFUTURES STRATEGIC ALLOCATION TRUST
NOTES TO FINANCIAL STATEMENTS
_______________

Note 7.	Investment in Winton Futures Fund, L.P. (US) (continued)

Management of the Trust believes the accounting principles utilized by Winton are consistent in all material respects with those utilized by the Trust.

Institutional interests of Winton (formerly Class B Interests through May 2008) are charged management fees of 1.75% annually and an incentive fee of 20% of trading profits.

The Trust’s investment in Winton represents approximately 1.81% of Winton’s net asset value as of December 31, 2008.

As of June 1, 2008, the Trust’s “Class B Interest” in Winton was reclassified as an “Institutional Interest” in Winton.  This is a reclassification for Winton administrative purposes only.  There was no change to the management and incentive fees charged the Trust, or the Trust’s rights as a limited partner in Winton.

Note 8.	Trading and Investing Activities and Related Risks

The Trust, directly and through its investments in Winton, engages in the speculative trading of U.S. and foreign futures contracts and options on U.S. and foreign futures contracts (collectively, “derivatives”).  The Trust is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures and options on futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract fair value.  The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities.  A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements.  In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than total cash and other property deposited.

For derivatives, risks arise from changes in the fair value of the contracts.  Theoretically, the Trust is exposed to a market risk equal to the notional contract value of futures contracts purchased and unlimited liability on such contracts sold short.  As both a buyer and seller of options, the Trust pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.  Written options expose the Trust to potentially unlimited liability, and purchased options expose the Trust to a risk of loss limited to the premiums paid.

The Trust has assets on deposit with a financial institution in connection with its cash management activities. In the event of a financial institution's insolvency, recovery of Trust assets on deposit may be limited to account insurance or other protection afforded such deposits. Additionally, since forward currency contracts and options on forward currency contracts were traded in unregulated markets between principals, the Trust also assumed the risk of loss from counterparty nonperformance.

PROFUTURES STRATEGIC ALLOCATION TRUST
NOTES TO FINANCIAL STATEMENTS
_______________

Note 8.	Trading and Investing Activities and Related Risks (continued)

The Trust's investment in Winton is subject to the market and credit risks of futures contracts, forward currency contracts and other derivative contracts held or sold short by Winton. The Trust bears the risk of loss only to the extent of the fair value of its respective investment and, in certain specific circumstances, distributions and redemptions received. The Managing Owner has established risk management procedures to monitor its investments in other commodity pools and seeks to minimize risk primarily by investing in commodity pools which the Managing Owner believes are reliable and creditworthy. However, there can be no assurance that any commodity pool invested in will be able to meet its obligations to the Trust.

The Managing Owner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so.  The Managing Owner's basic market risk control procedures consist of continuously monitoring the trading activity of the various commodity trading advisors, with the actual market risk controls being applied by the advisors themselves.  The Managing Owner seeks to minimize credit risk primarily by depositing and maintaining the Trust's assets at financial institutions and brokers, which the Managing Owner believes to be creditworthy.

The Unitholders bear the risk of loss only to the extent of the fair value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

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

PROFUTURES STRATEGIC ALLOCATION TRUST
NOTES TO FINANCIAL STATEMENTS
_______________

Note 10.	Financial Highlights

The following information presents per-unit operating performance data and other supplemental financial data for the years ended December 31, 2008 and 2007.  This information has been derived from information presented in the financial statements.

	2008	2007
Per Unit Performance
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$1,684.31	$1,936.15

Income (loss) from operations:
Total trading and investing gains (losses)(1)	342.79	(227.96)
Net investment income (loss) (1)	(87.63)	(23.88)

Total income (loss) from operations	255.16	(251.84)

Net asset value per unit at end of year	$1,939.47	$1,684.31

Total Return	15.15%	(13.01)%

Supplemental Data

Ratios to average net asset value(2)
Expenses prior to incentive fees(4)	4.46%	4.75%
Incentive fees	1.04%	0.50%

Total expenses	5.50%	5.25%

Net investment income (loss)(3)	(3.88)%	(0.79)%

Total returns are calculated based on the change in value of a unit during the year.  An individual Unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)
Net investment income (loss) per unit is calculated by dividing the net investment income (loss) by the average number of units outstanding during the year.  Total trading and investing gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per-unit information.  Such balancing amount may differ from the calculation of total trading and investing gains (losses) per unit due to the timing of trading and investing gains and losses during the year relative to the number of units outstanding.

(2)	Excludes the Trust’s proportionate share of expenses and net investment income (loss) from investments in Winton.
(3)	Excludes incentive fees.
(4)	Excludes brokerage commissions.