Form 10-K/A
period 2008-12-31
PROFUTURES DIVERSIFIED FUND L P
filed 2009-04-27
CIK 812192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Financial Statements for the Years ended December 31, 2008, 2007 and 2006 with Reports of Independent Registered Public Accounting Firms, the annual report to securities holders for the fiscal year ended December 31, 2008, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.  Portions of the Registrant’s Prospectus dated July 31, 1994 and Supplement dated January 31, 1995 Post-Effective Amendment No. 3 dated June 23, 1995 also are incorporated by reference in Part II and Part IV of this Form 10-K/A.

EXPLANATORY NOTE

The Partnership is filing this Form 10-K/A to include amended financial statements of the Partnership solely to correct a typographical error in the Condensed Schedule of Investments.  The financial statements as included in the Partnership’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2009 (the “Original Form 10-K”) incorrectly stated the Partnership’s proportional share of an investment in an underlying commodity pool (Valhalla Synergy Master Fund Ltd. with fair value of $4,297,429) as existing as of December 31, 2008 when the proportional share of such investment should have been included as existing as of December 31, 2007.  This error has been corrected in the financial statements in this filing.  In addition, as required by Rule 12b-25 under the Securities Exchange Act of 1934, new certifications by the principal executive officer and principal financial officer of the General Partner are filed as exhibits.

Except as required to reflect the item described above, no attempt has been made in this Form 10-K/A to modify or update disclosures in the Original Form 10-K.  This Form 10-K/A does not reflect events occurring after the filing of the Previous Forms 10-K or modify or update any related disclosures.  Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the Previous Forms 10-K.  Accordingly, this form 10-K/A should be read in conjunction with the Previous Forms 10-K and the Fund’s filings made with the Securities and Exchange Commission subsequent to the filing of the Previous Forms 10-K.

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

____________________
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

PROFUTURES DIVERSIFIED FUND, L.P.
(Partnership)

April 27, 2009	By /s/ GARY D. HALBERT
Date	Gary D. Halbert, President and Director
ProFutures, Inc.
General Partner

April 27, 2009	By /s/ DEBI B. HALBERT
Date	Debi B. Halbert, Chief Financial Officer,
Treasurer and Director
ProFutures, Inc.
General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

April 27, 2009	By /s/ GARY D. HALBERT
Date	Gary D. Halbert, President and Director
ProFutures, Inc.
General Partner

April 27, 2009	By /s/ DEBI B. HALBERT
Date	Debi B. Halbert, Chief Financial Officer,
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

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS
December 31, 2008 and 2007
_______________

	2008		2007
	Fair	% of Net	Fair	% of Net
	Value	Asset Value	Value	Asset Value
LONG FUTURES CONTRACTS(1)

Description

U.S.
Agricultural	$67,037	0.34%	$0	0.00%
Energy	20,667	0.10%	0	0.00%
Interest rate	188,883	0.97%	0	0.00%
Stock index	33,545	0.17%	0	0.00%

Total U.S. long futures contracts	$310,132	1.58%	$0	0.00%

Foreign
Agriculture	$1,226	0.01%	$0	0.00%
Interest rate	18,911	0.10%	0	0.00%

Total foreign long futures contracts	$20,137	0.11%	$0	0.00%

SHORT FUTURES CONTRACTS(1)

Description

U.S.
Agricultural	$(45,260)	(0.23)%	$0	0.00%
Currency	101	0.00%	0	0.00%
Energy	6,870	0.04%	0	0.00%
Interest rate	20,969	0.11%	0	0.00%
Stock index	(22,085)	(0.12)%	4,010	0.02%

Total U.S. short futures contracts	$(39,405)	(0.20)%	$4,010	0.02%

Foreign
Interest rate	$2,654	0.01%	$0	0.00%
Stock index	(4,253)	(0.02)%	0	0.00%

Total foreign short futures contracts	$(1,599)	(0.01)%	$0	0.00%

Total futures contracts	$289,265	1.48%	$4,010	0.02%

WRITTEN OPTIONS ON FUTURES CONTRACTS(1)

Stock index	$0	0.00%	$(32,775)	(0.15)%

Total written options on futures contracts (premiums received – $0 and $34,500, respectively)	$0	0.00%	$(32,775)	(0.15)%

_________________________

(1)
No individual futures or options on futures contract positions constitutes greater than 5% of the Partnership’s Net Asset Value at December 31, 2008 or 2007.  Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
December 31, 2008 and 2007
_______________

	2008		2007
	Fair	% of Net	Fair	% of Net
	Value	Asset Value	Value	Asset Value
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

_________________________

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
_______________

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
_______________

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
_______________

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
_______________

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
_______________

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
_______________

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
_______________

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
_______________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

ProFutures Strategic Allocation Trust (Continued)

Condensed financial information as of December 31, 2007 and for the year then ended and for the five month period ended May 31, 2008 is as follows (the Partnership fully redeemed from the Trust as of May 31, 2008):

December 31,
Statement of Financial Condition	2007

Assets
Equity in broker trading accounts
Cash	$3,876,110
Unrealized gain on open contracts	66,075

Deposits with broker	3,942,185

Cash and cash equivalents	2,493,158
Investment in Winton Futures Fund, L.P. (US) paid in advance	7,000,000
Net premiums paid on options on forward currency contracts	11,338
Unrealized (loss) on open forward currency contracts and options on forward currency contracts	(251,518)
Other assets	1,250

Total assets	$13,196,413

Liabilities
Accounts payable	$25,665
Commissions payable	1,982
Management fee payable	69,326
Incentive fee payable	0
Other payables	21,869
Redemptions payable	340,686

Total liabilities	459,528

Total Capital (Net Asset Value)	12,736,885

$13,196,413

	Five Months Ended	For the Year Ended
Statements of Operations	May 31, 2008	December 31, 2007

Trading and investing gains (losses)
Realized	$(101,694)	$(983,178)
Change in unrealized	456,850	(814,024)
Brokerage commissions	(12,745)	(77,794)

Total trading gains (losses)	342,411	(1,874,996)

Income from investment in Winton Futures Fund, L.P. (US)	981,259	0

Total trading and investing gains (losses)	1,323,670	(1,874,996)

Net investment income (loss)
Interest income	47,506	583,254

Expenses
Incentive fees	0	73,475
Management and other fees	217,083	583,881
Operating expenses	63,591	116,273

Total expenses	280,674	773,629

Net investment (loss)	(233,168)	(190,375)

Net income (loss)	$1,090,502	$(2,065,371)

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

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

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

SHK Diversified LLC (Continued)

Condensed financial information as of December 31, 2008 and 2007 and for the years then ended is as follows:

	December 31,	December 31,
Statements of Financial Condition	2008	2007

Assets
Money market funds	$34,078,075	$57,268,220
Equity in broker trading accounts
Cash (due to broker)	58,214,842	(114,907,191)
Unrealized gain (loss) on open contracts	(33,879,348)	128,343,818

Deposits with broker	58,413,569	13,436,627

Other assets	22,000	28,495

Total assets	$58,435,569	$70,733,342

Liabilities
Accounts payable	$55,534	$133,065
Commissions payable	54,229	161,822
Management fee payable	124,048	303,133
Incentive fee payable	4,686	4,686
Subscription received in advance	0	75,000
Redemptions payable	29,098,536	3,757,503

Total liabilities	29,337,033	4,435,209

Total Capital (Net Asset Value)	29,098,536	66,298,133

	$58,435,569	$70,733,342

	For the Year Ended	For the Year Ended
	December 31,	December 31,
Statements of Operations	2008	2007

Trading gains (losses)
Realized	$158,094,631	$(112,834,755)
Change in unrealized	(162,223,165)	113,795,613
Brokerage commissions	(3,565,740)	(1,935,994)

Total trading (losses)	(7,694,274)	(975,136)

Net investment income (loss)
Interest and dividend income	1,206,272	3,809,087

Expenses
Incentive fees	0	29,702
Management and other fees	1,531,615	3,951,943
Operating expenses	217,444	256,804

Total expenses	1,749,059	4,238,449

Net investment (loss)	(542,787)	(429,362)

Net (loss)	$(8,237,061)	$(1,404,498)

The accounting policies utilized by SHK Diversified LLC are consistent in all material respects with those utilized by the Partnership.

The Partnership’s investment in SHK represents approximately 4.5% and 4.7% of the investee fund’s net asset value as of December 31, 2008 and 2007, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

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

The CPO Consultant is the General Partner of Winton Futures Fund, L.P. (US).

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Winton Futures Fund, L.P. (US) – Institutional Interests (Continued)

Condensed financial information as of December 31, 2008 and 2007 and for the years ended December 31, 2008 and 2007 is as follows:

	December 31,	December 31,
Statements of Financial Condition	2008	2007

Assets
Equity in broker trading accounts
Cash	$154,396,738	$25,952,767
Unrealized gain on open contracts	4,174,311	1,354,533

	158,571,049	27,307,300

Cash and cash equivalents	3,384,626	84,729,844
Investment securities at value (cost – $132,744,996)	132,860,018	0
Other assets	175,971	54,628

Total assets	$294,991,664	$112,091,772

Liabilities
Payable for securities purchased	$5,000,000	$0
Accounts payable	176,744	43,748
Commissions payable	30,216	31,362
Management fee payable	314,556	115,550
Administrative fee payable	16,198	0
Service fees payable	229,428	59,483
Incentive fee payable	3,053,989	988,849
Redemptions payable	4,043,596	4,725,873
Subscriptions received in advance	23,079,459	10,612,046

Total liabilities	35,944,186	16,576,911

Total Capital (Net Asset Value)	259,047,478	95,514,861

	$294,991,664	$112,091,772

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
Statements of Operations	2008	2007

Gains (loss) on trading of commodity
futures contracts
Realized	$39,466,146	$15,150,335
Change in unrealized	2,819,778	(739,757)
Brokerage commissions	(499,445)	(673,160)

Gain from trading futures	41,786,479	13,737,418

Gain on trading of securities
Realized	$5,605	$0
Change in unrealized	115,022	0

Gain from trading securities	120,627	0

Total trading gains	41,907,106	13,737,417

Net investment income (loss)
Interest income	3,801,283	3,810,719

Expenses
Incentive fee	8,685,185	2,765,665
Management and other fees	4,388,824	1,706,634
Operating expenses	515,291	230,551

Total expenses	13,589,300	4,702,850

Net investment (loss)	(9,788,017)	(892,131)

Net income	$32,119,089	$12,845,287

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

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
_______________

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
_______________

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
_______________

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

_________________________

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

The adoption of FAS 157 did not have a material impact on the Partnership’s financial statements.

The following summarizes the Partnership’s investments accounted for at fair value at December 31, 2008 using the fair value hierarchy of FAS 157:

Futures contracts (Level 1)	$4,174,311
U.S. Government agency obligations (Level 1)	$68,547,373
Corporate Notes (Level 2)	$64,312,645

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	December 31, 2008
	Original	Original	Special	(5)	(5)	(5) Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)	20.33%	21.58%	21.93%	1.29%	2.16%	3.52%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.13%	1.97%	1.77%	5.08%	3.06%	2.18%
Incentive fees (4)	4.27%	6.70%	5.07%	2.95%	3.32%	1.22%

Total expenses	7.40%	8.67%	6.84%	8.03%	6.38%	3.40%

Net investment income (loss) (1) (2) (3)	(1.09)%	0.54%	0.56%	(3.65)%	(1.70)%	(0.49)%

	December 31, 2007			December 31, 2006
	Original	Original	Special	Original	Original	Special
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)	13.61%	14.97%	15.45%	13.31%	14.53%	14.37%

Ratio to average net asset value
Expenses prior to incentive fees (1)	3.05%	2.03%	1.77%	3.00%	1.98%	1.73%
Incentive fees (4)	3.46%	3.33%	2.87%	2.19%	2.22%	2.34%

Total expenses	6.51%	5.36%	4.64%	5.19%	4.20%	4.07%

Net investment income (1) (2)	1.51%	2.56%	2.79%	1.32%	2.32%	2.59%

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

        _______________________________________________________________________________________________________________________________________
(1)	Includes offering costs, if any.
(2)	Excludes incentive fee.
(3)	Annualized only for Class A, Class B and Institutional Interests.
(4)	Not annualized.
(5)	Class A, Class B, and Institutional Interests were first issued effective July 1, 2008.

PROFUTURES STRATEGIC ALLOCATION TRUST

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

PROFUTURES STRATEGIC ALLOCATION TRUST

____________

INDEX TO FINANCIAL STATEMENTS
_____________

PAGES

Independent Auditors’ Report	F-47 – F-48

Financial Statements

Statements of Financial Condition	F-49

Condensed Schedules of Investments	F-50 – F-51

Statements of Operations	F-52

Statements of Changes in Partners’ Capital (Net Asset Value)	F-53

Statements of Cash Flows	F-54

Notes to Financial Statements	F-55 – F-63

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

_________________________

(1)
No individual futures positions constitute greater than 5% of the Trust’s Net Asset Value at December 31, 2008 or 2007.  Accordingly, the number of contracts and expiration dates are not presented.   All futures contracts are U.S. based.

See notes to financial statements.

PROFUTURES STRATEGIC ALLOCATION TRUST
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
December 31, 2008 and 2007
_______________

				2008		2007
				% of Net			% of Net
			Fair Value	Asset Value		Fair Value	Asset Value

Investment in Winton Futures Fund, L.P. (US)
		Redemption
Description	Investment Objective	Provisions
Winton Futures Fund, L.P. (US) – Institutional Interests	To achieve capital appreciation by trading U.S. and Non U.S. futures contracts	Monthly with 15 days notice		$4,697,056	66.46%	$-	0.00%

Proportionate Share of Investments of Winton Futures Fund, L.P. (U.S.) (1)
U.S. Government Agency Bonds and Notes							% of Net
Face Value	Description			Range of Maturity Dates		Fair Value	Asset Value
$704,067	Federal Home Loan Bank (.03-4.35%)			01/2009 to 12/2010		$705,916	9.99%
$373,520	Federal Home Loan Mortgage Corporation (.03-2.05%)			02/2009 to 07/2010		$373,492	5.28%

Corporate Notes							% of Net
Face Value	Description			Range of Maturity Dates		Fair Value	Asset Value
$505,757	Bank of America Repo, 0.01%			1/12/2009		$505,757	7.16%

_________________________

(1)	Represents the Trust’s proportionate share of Winton Futures Fund, L.P. (U.S.)’s individual underlying investments which exceed 5% of the Trust’s Net Asset Value at December 31, 2008.

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

* Rounded to the nearest whole number

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

Level 3:	Inputs are unobservable for the asset or liability.

The fair values of Level 1 financial instruments at December 31, 2008, consisted of the following:

Futures contracts	$ (7,262)

The fair values of Level 3 financial instruments at December 31, 2008, consisted of the following:

Investment in Winton Futures Fund, L.P. (US)	$4,697,056

The following table presents a reconciliation of the activity for Level 3 investments:

Balance, January 1, 2008	$7,000,000
Income (loss) allocated from investment in Winton	1,342,056
Additions and redemptions, net	(3,645,000)
Transfers in and/or out of Level 3	-
Balance, December 31, 2008	$4,697,056

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

The following summary information presents the Trust's proportionate share of trading gains (losses), income and expenses of Winton for the year ended December 31, 2008:

Year Ended December 31, 2008
Gain (loss) on trading of commodity futures contracts
Realized	$1,653,294
Change in realized	3,296
Brokerage commissions	(19,752)
Gain from trading futures	1,636,838

Income
Interest income	176,007

Expenses
Management and other fees	116,065
Incentive fee	337,506
Professional fees	17,218
470,789

Net investment loss	(294,782)

Net i````e	$1,342,056

PROFUTURES STRATEGIC ALLOCATION TRUST
NOTES TO FINANCIAL STATEMENTS
_______________

Note 7.	Investment in Winton Futures Fund, L.P. (US) (continued)

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

_________________________

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