Form 10-Q
period 2009-03-31
PROFUTURES DIVERSIFIED FUND L P
filed 2009-05-15
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	2-11

Item 1. Notes to Financial Statements	12-28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4T. Controls and Procedures	33

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34-35

Item 3. Defaults Upon Senior Securities	35

Item 4. Submission of Matters to a Vote of Security Holders	35

Item 5. Other Information	35

Item 6. Exhibits	35

Signatures	36

Rule 13a–14(a)/15d–14(a) Certifications	37-38

Section 1350 Certifications	39-40

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
March 31, 2009 (Unaudited) and December 31, 2008 (Audited)
_________________

	March 31,	December 31,
	2009	2008
ASSETS
Equity in broker trading accounts
Cash	$6,267,437	$6,035,775
Unrealized gain (loss) on open futures contracts	9,223	289,265

Deposits with broker	6,276,660	6,325,040

Cash	1,422	3,533
Investments in other commodity pools	12,093,617	12,583,933
Redemption receivable from other commodity pool	0	1,315,742

Total assets	$18,371,699	$20,228,248

LIABILITIES
Accounts payable	$44,040	$40,823
Commissions and other trading fees
on open contracts	1,428	1,576
Incentive fees payable	55,689	185,497
Management fees payable (includes $57,112 and
$129,324 payable to the General Partner at
March 31, 2009 and December 31, 2008, respectively)	84,859	156,423
Redemptions payable	214,017	342,900

Total liabilities	400,033	727,219

PARTNERS’ CAPITAL (Net Asset Value)
Partners’ Capital (Non-restricted units):
General Partner – 184 and 173 units outstanding
at March 31, 2009 and December 31, 2008, respectively	539,185	543,779
Limited Partners – 5,940 and 5,686 units outstanding
at March 31, 2009 and December 31, 2008, respectively	17,432,481	17,851,493
Partners’ Capital (Side pocket/restricted units):
General Partner – 0 and 12 units outstanding
at March 31, 2009 and December 31, 2008, respectively	0	32,232
Limited Partners – 0 and 403 units outstanding
at March 31, 2009 and December 31, 2008, respectively	0	1,073,525

Total partners’ capital (Net Asset Value)	17,971,666	19,501,029

	$18,371,699	$20,228,248

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2009 (Unaudited) and December 31, 2008 (Audited)
_________________

	March 31, 2009		December 31, 2008
	Fair Value	% of Net Asset Value	Fair Value	% of Net Asset Value

LONG FUTURES CONTRACTS(1)

Description

U.S.
Agricultural	$38,905	0.22%	$67,037	0.34%
Currency	7,605	0.04%	0	0.00%
Energy	0	0.00%	20,667	0.10%
Interest rate	19,422	0.11%	188,883	0.97%
Stock index	11,035	0.06%	33,545	0.17%

Total U.S. long futures contracts	$76,967	0.43%	$310,132	1.58%

Foreign
Agricultural	$6,256	0.03%	$1,226	0.01%
Interest rate	14,824	0.08%	18,911	0.10%

Total foreign long futures contracts	$21,080	0.11%	$20,137	0.11%

SHORT FUTURES CONTRACTS(1)

Description

U.S.
Agricultural	$(78,074)	(0.44)%	$(45,260)	(0.23)%
Currency	(52,894)	(0.29)%	101	0.00%
Energy	30,582	0.17%	6,870	0.04%
Interest rate	0	0.00%	20,969	0.11%
Stock index	4,870	0.03%	(22,085)	(0.12)%

Total U.S. short futures contracts	$(95,516)	(0.53)%	$(39,405)	(0.20)%

Foreign
Interest rate	$(270)	0.00%	$2,654	0.01%
Stock index	6,962	0.04%	(4,253)	(0.02)%

Total foreign short futures contracts	$6,692	0.04%	$(1,599)	(0.01)%

Total futures contracts	$9,223	0.05%	$89,265	1.48%

INVESTMENTS IN OTHER COMMODITY POOLS

SHK Diversified LLC(2)
Investment Objective
To achieve capital appreciation by trading
U.S. and Non U.S. futures and forward
currency contracts	$0	0.00%	$1,315,743	6.75%

__________________________
(1)
No individual futures contract position constitutes greater than 5% of the Partnership’s Net Asset Value at March 31, 2009 or December 31, 2008.  Accordingly, the number of contracts and expiration dates are not presented.

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

See accompanying notes.

See accompanying notes.
PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
March 31, 2009 (Unaudited) and December 31, 2008 (Audited)
_________________

	March 31, 2009		December 31, 2008
	Fair Value	% of Net Asset Value	Fair Value	% of Net Asset Value
INVESTMENTS IN OTHER COMMODITY POOLS (continued)

Valhalla Synergy Fund LLC
Investment Objective
To achieve capital appreciation by trading U.S. and Non U.S. futures and forward currency contracts
Redemption Provisions
Quarterly, with 30 days notice (amended to quarterly, with 45 days notice, effective February 15, 2009)	$2,772,657	15.43%	$2,740,835	14.05%

Winton Futures Fund, L.P. (US) – Institutional Interests(1)
Investment Objective
To achieve capital appreciation by trading
U.S. and Non U.S. futures contracts
Redemption Provisions
Monthly, with 15 days notice	9,320,960	51.86%	8,527,355	43.73%

Total investments in other commodity pools	$12,093,617	67.29%	$12,583,933	64.53%

 ___________________
(1)	The General Partner of Winton Futures Fund, L.P. (US) is Altegris Portfolio Management, Inc., an affiliate of Altegris Investments, Inc.

See accompanying notes

.
PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
March 31, 2009 (Unaudited) and December 31, 2008 (Audited)
_________________

Proportional Share of Investments of Other Commodity Pools as of March 31, 2009(1)

Description	Investment Objective	Redemption Provisions	Fair Value	% of Net Asset Value

Valhalla Synergy Master Fund Ltd.
To achieve capital appreciation through the speculative trading of commodities, commodity futures contracts, options on futures contracts and commodities, and spot and forward contracts traded in U.S. and non-U.S. markets.
		Quarterly	$ 2,769,230	15.41%

U.S. Government Agency Bonds and Notes
Face Value	Description	Range of Maturity Dates	Fair Value	% of Net Asset Value

$2,337,904	Federal Home Loan Bank (0.01% - 3.05%)	04/2009 to 12/2010	$ 2,340,988	13.03%
$2,239,423	Federal Home Loan Mortgage Corporation (1.00% - 2.00%)	12/2009 to 04/2011	$ 2,242,037	12.48%

Corporate Notes
Face Value	Description	Maturity Dates	Fair Value	% of Net Asset Value

$1,687,257	Bank of America Repo, 0.05%	04/01/2009	$ 1,687,257	9.39%

Open Long and Short Forward Contracts
No. of Contracts	Description	Range of Expiration Dates	Fair Value	% of Net Asset Value

Long Forward Contracts

Metals
334	Aluminum	04/2009 to 12/2012	$ (3,525,626)	(19.62)%

Short Forward Contracts

Metals
381	Aluminum	04/2009 to 12/2012	$ 3,936,993	21.91%

(1)
Represents the Partnership’s proportional share of other commodity pools’ individual underlying investments and open futures and forward contracts which exceed 5% of the Partnership’s Net Asset Value at March 31, 2009.  In certain situations open futures contracts that are less than 5% of the Partnership’s Net Asset Value at March 31, 2009 may be presented to better indicate the Partnership’s net exposure to a particular underlying commodity.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
March 31, 2009 (Unaudited) and December 31, 2008 (Audited)
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
		Quarterly	$ 2,734,502	14.02%

Money Market Mutual Fund Investments
Shares	Description	Cost	Fair Value	% of Net Asset Value

1,121,826	UBS Select Prime Institutional Fund	$ 1,121,826	$ 1,121,826	5.75%

U.S. Government Agency Bonds and Notes
Face Value	Description	Range of Maturity Dates	Fair Value	% of Net Asset Value

$1,278,210	Federal Home Loan Bank (0.03% - 4.35%)	01/2009 to 12/2010	$ 1,281,568	6.57%

Open Long and Short Forward Contracts

No. of Contracts	Description	Range of Expiration Dates	Fair Value	% of Net Asset Value
	Long Futures Contracts
	Metals
3	Copper	01/2009 to 05/2009	$ 9,130	0.05%
519	Gold	04/2009 to 12/2010	$ 1,747,460	8.96%
88	Silver	05/2009 to 07/2011	$ (593,490)	(3.04)%

	Short Futures Contracts
	Metals
9	Copper	02/2009 to 05/2009	$ (65,331)	(0.34)%
519	Gold	02/2009 to 06/2012	$ (2,537,283)	(13.01)%
88	Silver	03/2009 to 12/2011	$ (75,238)	(0.39)%

Open Long and Short Forward Contracts

No. of Contracts	Description	Range of Expiration Dates	Fair Value	% of Net Asset Value
	Long Forward Contracts
	Metals
394	Aluminum	01/2009 to 12/2012	$ 5,470,495	28.05%
121	Copper	01/2009 to 12/2011	$ 4,836,078	24.80%

	Short Forward Contracts
	Metals
349	Aluminum	01/2009 to 12/2012	$ (4,626,265)	(23.72)%
114	Copper	01/2009 to 12/2011	$ (4,446,044)	(22.80)%

_____________________________
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

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
March 31, 2009 (Unaudited) and December 31, 2008 (Audited)
_________________

Proportional Share of Investments of Other Commodity Pools as of December 31, 2008 (continued)(1)

Purchased Options on Futures Contracts

No. of Contracts	Description	Range of Expiration Dates	Fair Value	% of Net Asset Value

	Metals
14	Aluminum	01/2009 to 12/2011	$ 126,957	0.65%
14	Copper	01/2009 to 12/2010	$ 235,909	1.21%

Written Options on Futures Contracts

No. of Contracts	Description	Range of Expiration Dates	Fair Value	% of Net Asset Value

	Metals
29	Aluminum	01/2009 to 12/2011	$ (105,759)	0.54%
14	Copper	01/2009 to 12/2010	$ (346,786)	1.78%

Physical Inventory
	Description		Fair Value	% of Net Asset Value

	Metals
	Aluminum		$ 32,010	0.16%
	Copper		$ 1,639,383	8.41%

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

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008 (Unaudited)
_________________

	Three Months Ended March 31,
	2009	2009	2009			2008
		Side pocket/
	Non-restricted	restricted	Total			Total
TRADING AND INVESTING GAINS (LOSSES)
Gain (loss) from futures and options on futures trading
Realized	$(386,612)	$0		$(386,612)		$(356,377)
Change in unrealized	(280,041)	0		(280,041)		(5,735)
Brokerage commissions	(42,173)	0		(42,173)		(40,964)

Gain (loss) from futures and options on
futures trading	(708,826)	0		(708,826)		(403,076)

Gain (loss) from investment in other commodity pools	(174,573)	19,515		(155,058)		989,674

Total trading and investing gains (losses)	(883,399)	19,515		(863,884)		586,598

NET INVESTMENT INCOME (LOSS)
Income
Interest income	1,149	0		1,149		7,223

Expenses	55,689	0		55,689		0
Incentive fees
Management fees (includes $171,529, $7,714,
$179,243 and $202,229 charged by the
General Partner for the three months ended
March 31, 2009 and 2008, respectively)	222,772	7,714		230,486		212,407
Operating expenses	89,302	3,707		93,009		86,817

Total expenses	367,763	11,421		379,184		299,224

General Partner management fees waived	0	0		0		(42,902)

Net expenses	367,763	11,421		379,184		256,322

Net investment income (loss)	(366,614)	(11,421)		(378,035)		(249,099)

NET INCOME (LOSS)	$(1,250,013)	$8,094		$1,241,919		$337,499

NET INCOME (LOSS) PER GENERAL AND
LIMITED PARTNER UNIT
(based on weighted average number of units outstanding
during the period of 6,091, 462 and 7,284, respectively)	$(205.22)	$17.52	$	N/A	(1) …	$46.33

INCREASE (DECREASE) IN NET ASSET VALUE
PER GENERAL AND LIMITED PARTNER UNIT	$(204.99)	$17.54	$	N/A	(1) …	$46.31

_____________________
(1)
A total net income (loss) per general and limited partnership unit and a total for the increase (decrease) in Net Asset Value per general and limited partnership unit are not presented as the amounts are instead shown for each separate class of units.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)
_________________

	Total Number of	Partners’ Capital
	Units	General	Limited	Total
Non-restricted units

Balances at
December 31, 2008	5,859	$543,779	$17,851,493	$18,395,272

Transfer from side pocket/restricted	361	32,444	1,078,335	1,110,779

Net (loss) for the three
Months ended March 31, 2009		(37,038)	(1,212,975)	(1,250,013)

Redemptions	(96)	0	(284,372)	(284,372)

Balances at
March 31, 2009	6,124	$539,185	$17,432,481	$17,971,666

Side pocket/restricted units

Balances at
December 31, 2008	415	$32,232	$1,073,525	$1,105,757

Transfer to non-restricted(1)	(414)	(32,444)	(1,078,335)	(1,110,779)

Net income for the three
months ended March 31, 2009		212	7,882	8,094

Redemptions(2)	(1)	0	(3,072)	(3,072)

Balances at
March 31, 2009	0	$0	$0	$0

Total Partners’ Capital (Net Asset Value)
At March 31, 2009		$539,185	$17,432,481	$17,971,666

Net Asset Value Per Unit
Non-restricted units	Side pocket/restricted units
March 31,	December 31,	March 31,	December 31,
2009	2008	2009	2008

$2,934.87	$3,139.86	$ N/A(3)	$2,663.73

_________________________
(1)
Effective February 28, 2009, the managing member of SHK distributed the remaining portion of the Partnership’s investment in SHK to the Partnership, which was paid to the Partnership on March 16, 2009.  As a result, the remaining units held in the side pocket/restricted units were transferred and converted to non-restricted units at the February 28, 2009 non-restricted net asset value per unit.

(2)	Represents the portion of the February 28, 2009 distribution from SHK related to partners who have completely redeemed from the Partnership and do not hold non-restricted units.
(3)	The side pocket/restricted unit class was terminated effective February 28, 2009. The side pocket/restricted net asset value per unit at February 28, 2009, prior to the termination, was $2,681.27.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
(CONTINUED)
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)
_________________
	Total Number of	Partners’ Capital
Non-restricted units	Units	General	Limited	Total

Balances at
December 31, 2007	7,345	$545,791	$20,878,036	$21,423,827

Net income for the three
months ended March 31, 2008		8,666	328,833	337,499

Redemptions	(248)	0	(732,107)	(732,107)

Balances at
March 31, 2008	7,097	$554,457	$20,474,762	$21,029,219

Net Asset Value Per Unit
Non-restricted units	Side pocket/restricted units
March 31,	December 31,	March 31,	December 31,
2008	2007	2008	2007

$2,963.09	$2,916.78	$ N/A	$ N/A

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)
_________________

	March 31,
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(1,241,919)	$337,499

Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities:
(Income) loss from investment in other commodity pools, net	155,058	(989,674)
Change in operating assets and liabilities
(Increase) decrease in cash deposits with broker	(231,662)	165,348
(Increase) in option premiums paid (received)	0	(34,500)
Decrease in unrealized gain (loss) on
open contracts	280,042	5,735
Additions to investments in other commodity pools	(1,000,000)	0
Redemptions from other commodity pools	2,651,000	2,180,000
(Decrease) increase in accounts payable	3,217	(31,428)
(Decrease) in commissions and other trading fees
on open contracts	(148)	(266)
(Decrease) in incentive fees payable	(129,808)	0
(Decrease) in management fees payable	(71,564)	(12,735)

Net cash provided by (used in) Operating Activities	414,216	1,619,979

FINANCING ACTIVITIES
Redemptions paid	(416,327)	(1,621,077)

Net cash provided by (used in) Financing Activities	(416,327)	(1,621,077)

Net cash increase (decrease) for the period	(2,111)	(1,098)

Cash at beginning of the period	3,533	3,387

Cash at end of the period	$1,422	$2,289

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
_________________

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

Partners who had requested redemptions continued to participate in any income or loss specifically from the SHK side pocket investment until such time as the Partnership received its redemption proceeds or liquidation proceeds from SHK.  The side pocket/restricted share class also bore its proportionate share of the Partnership’s expenses, as well as all expenses directly related to this class’ establishment and existence.  Effective December 31, 2008, SHK distributed approximately half ($1,315,742) of the Partnership’s investment in SHK to the Partnership, which was paid to the Partnership on January 15, 2009.  Effective February 28, 2009, SHK distributed the remaining portion ($1,335,258) of the Partnership’s investment in SHK to the Partnership, which was paid to the Partnership on March 16, 2009, resulting in the termination of the side pocket/restricted share class.

Regulation

As a registrant with the Securities and Exchange Commission (SEC), the Partnership is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934.  As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and futures commission merchants through which the Partnership trades.

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

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
_________________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The fair values of Level 1 financial instruments at March 31, 2009 and December 31, 2008, consisted of the following:

	March 31,	December 31,
	2009	2008

Futures contracts	$ 9,223	$289,265

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

The Partnership’s investments in other commodity pools are reported in the statement of financial condition at fair value.  Fair value ordinarily represents the Partnership’s proportionate share of each other commodity pool’s net asset value determined for each commodity pool in accordance with such commodity pool’s valuation policies and as reported by their management at the time of the Partnership’s valuation.  Generally, the fair value of the Partnership’s investment in a commodity pool represents the amount that the Partnership could reasonably expect to receive from such commodity pool if the Partnership’s investment was redeemed at the time of valuation, based on information reasonably available at the time the valuation is made and that the Partnership believes to be reliable.  The Partnership records its proportionate share of other commodity pool’s income or loss in the statement of operations.  This financial instrument is classified in Level 3 of the fair value hierarchy.

The fair values of Level 3 financial instruments at March 31, 2009 and December 31, 2008, consisted of the following:

	March 31,	December 31,
	2009	2008

Investments in other commodity pools	$12,093,617	$12,583,933

The following table presents a reconciliation of the activity for the investments in other commodity pools:

Balance at January 1, 2008:	$16,889,459

Income (loss) from investments in
other commodity pools, net	1,347,709
Additions and redemptions, net	(5,653,235)
Transfers in and/or out of Level 3	0
Balance at December 31, 2008:	12,583,933

Income (loss) from investments in
other commodity pools, net	(155,058)
Additions and redemptions, net	(335,258)
Transfers in and/or out of Level 3	0
Balance at March 31, 2009:	$12,093,617

Income (loss) from investments in other commodity pools, net includes $(174,573) and $780,220 attributable to the change in unrealized gain (loss) on the Partnership’s investments in other commodity pools held at March 31, 2009 and December 31, 2008, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

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

Redemptions of Units

Redemptions payable represent redemptions approved by the General Partner prior to the period end, including those that are not effective until subsequent periods.  These redemptions have been recorded as redemptions and redemptions payable, using the period end Net Asset Value per unit, in accordance with the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The change in redemptions payable from the previous reporting period due to change in net asset value is reported in net income and then allocated.  Redemptions payable related to side pocket/restricted units at March 31, 2009 and December 31, 2008 are $0 and $124,216, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (SFAS No. 161).  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133.  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS No. 133 and generally increases the level of disaggregation that will be required in an entity’s financial statements.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Partnership adopted the provisions of SFAS No. 161 effective January 1, 2009.

The Partnership’s business is speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts and other commodity-related contracts pursuant to the trading and investment methodology of the General Partner.  The Partnership also invests in other commodity pools and is indirectly exposed to the speculative trading of U.S. and foreign futures contracts, physical commodities and securities within those other commodity pools.  The Partnership does not designate any derivative instruments as hedging instruments under SFAS No. 133.

The following tables summarize quantitative information required by SFAB No. 161:

Derivatives not designated as hedging instruments under SFAS No. 133
	Asset Derivatives*	Liability Derivatives*
	March 31, 2009	March 31, 2009
	Fair Value	Fair Value	Net

Agricultural contracts	$45,230	$78,143	$(32,913)
Currency contracts	20,636	65,925	(45,289)
Energy contracts	47,742	17,160	30,582
Interest rate contracts	42,504	8,528	33,976
Stock index contracts	24,247	1,380	22,867
	$180,359	$171,136	$9,223

*
The fair values of all asset and liability derivatives, including agricultural, currency, energy, interest rate and stock index contracts, are included in equity in broker trading accounts on the statement of financial condition.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Instruments (continued)

Trading Revenue For the Three Months Ended March 31, 2009		Trading Revenue For the Three Months Ended March 31, 2009

Type of Instrument	Total	Line Item in Income Statement	Amount
Agricultural contracts	$(398,258)
Currency contracts	(20,672)	Realized	$(386,612)
Energy contracts	(42,291)
Interest rate contracts	(264,676)	Change in unrealized	(280,041)
Metal contracts	(23,817)
Stock index contracts	83,061
	$(666,653)		$(666,653)

For the three months ended March 31, 2009, the monthly average number of futures contracts bought and sold was approximately 2,500.

Interim Financial Statements

The unaudited condensed financial statements of ProFutures Diversified Fund, L.P., as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008, have been prepared by us pursuant to the rules and regulations of the SEC.  The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in the opinion of management; necessary to fairly state the operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed financial statements should be read in conjunction with the notes to the financial statements contained in our 2008 Annual Report on Form 10-K/A filed with the SEC on April 27, 2009.

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
_________________

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

Total management fees earned by ProFutures, Inc. for the three months ended March 31, 2009 and 2008 were $179,243 and $202,229, respectively.  Management fees payable to ProFutures, Inc. as of March 31, 2009 and December 31, 2008 were $57,112 and $129,324, respectively.  Management fees payable at March 31, 2009 and December 31, 2008 includes $0 and $74,672 payable to ProFutures, Inc. related to the side pocket/restricted share class.

During the three months ended March 31, 2009 and 2008, the General Partner waived $0 and $42,902, respectively, of its monthly management fee related to the value of the Partnership’s net assets invested in ProFutures Strategic Allocation Trust, an affiliated fund also managed by ProFutures, Inc.  The General Partner considers this waiver of management fees necessary given ProFutures, Inc. receives a 2% per annum administration fee from ProFutures Strategic Allocation Trust.  The Partnership fully redeemed from ProFutures Strategic Allocation Trust as of May 31, 2008.

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

The consulting fee (included in management fees in the statement of operations) earned by the Consultants for the three months ended March 31, 2009 and 2008 totaled $3,055 and $1,755, respectively.  The consulting fee payable (included in management fees payable in the statement of financial condition) to the Consultants as of March 31, 2009 and December 31, 2008 was $1,941 and $1,880, respectively.  In addition to the monthly consulting fee, the Consultants earn commissions for introducing the Partnership to certain commodity trading advisors and other commodity pools based on the number of trades entered on behalf of the Partnership.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 4.	COMMODITY TRADING ADVISORS

The Partnership has trading advisory contracts with commodity trading advisors to furnish investment management services to the Partnership.  These trading advisors typically receive management fees ranging from 0% to 2% annually of Allocated Net Asset Value (as defined in each respective trading advisory agreement).  In addition, the commodity trading advisors typically receive quarterly incentive fees ranging from 20% to 25% of Trading Profits (as defined).  Total management fees earned by the trading advisors amounted to $48,189 and $8,423 for the three months ended March 31, 2009 and 2008, respectively.  Total incentive fees earned by the trading advisors amounted to $55,689 and $0 for the three months ended March 31, 2009 and 2008, respectively.

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

Under certain circumstances, including, but not limited to, the inability to liquidate commodity positions or a delay in payments due the Partnership from commodity brokers, banks, commodity pools or other persons, the Partnership may in turn delay payment to Partners requesting redemption of units.  In that event, payment for redemption of such units will be made to Limited Partners as soon thereafter as is practicable.  As discussed more fully in Note 7., effective April 1, 2008, the General Partner established a side pocket/restricted share class for the Partnership’s interest in SHK.  A Partner could not redeem units from the side pocket/restricted share class until management of SHK distributed proceeds from the Partnership’s investment in SHK to the Partnership.  Effective December 31, 2008, SHK distributed approximately half of the Partnership’s investment in SHK to the Partnership.  As a result, half of the units held in the side pocket/restricted units were transferred and converted to non-restricted units at the December 31, 2008 non-restricted Net Asset Value per unit or were paid their pro rata share of the proceeds if they did not hold non-restricted units.  Effective February 28, 2009, SHK distributed the remaining portion of the Partnership’s investment in SHK to the Partnership.  As a result, all of the units held in the side pocket/restricted units were transferred and converted to non-restricted units at the February 28, 2009 non-restricted Net Asset Value per unit or were paid their pro rata share of the proceeds if they did not hold non-restricted units.

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
_________________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS

The Partnership invests in other commodity pools which are subject to the terms of the respective limited partnership agreements and offering memoranda of such other commodity pools, which may, among other things, delay or suspend withdrawal rights under certain circumstances.

Summarized information for these investments is as follows:

	ProFutures Strategic Allocation Trust	SHK Diversified LLC	Valhalla Synergy Fund LLC	Winton Futures Fund, L.P. (US)	Totals
Net Asset Value
December 31, 2008	$0	$1,315,743	$2,740,835	$8,527,355	$12,583,933

Additions	0	0	0	1,000,000	1,000,000

Income (loss)	0	19,515	31,822	(206,395)	(155,058)

Redemptions	0	(1,335,258)	0	0	(1,335,258)

Net Asset Value
March 31, 2009	$0	$0	$2,772,657	$9,320,960	$12,093,617

Net Asset Value
December 31, 2007	$5,495,004	$3,117,286	$4,419,668	$3,857,501	$16,889,459

Additions	4,500,000	0	0	0	4,500,000

Income (loss)	516,123	(280,877)	454,755	299,673	989,674

Redemptions	0	(100,000)	(1,150,000)	(1,930,000)	(3,180,000)

Net Asset Value
March 31, 2008	$10,511,127	$2,736,409	$3,724,423	$2,227,174	$19,199,133

ProFutures Strategic Allocation Trust

The Partnership’s investment in ProFutures Strategic Allocation Trust (the Trust) is subject to an administration fee, charged by ProFutures, Inc., of 2.00% per annum of net assets, a monthly management fee, charged by the commodity trading advisor, of 2.00% per annum on allocated assets, and a quarterly incentive fee, charged by the commodity trading advisor of 20% of trading profits on allocated assets.  The Partnership fully redeemed from the Trust on May 31, 2008.  For the three months ended March 31, 2008, the Partnership’s proportionate share of administration fees, management fees and incentive fees charged by the Trust were approximately $43,000, $24,000 and $0, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

ProFutures Strategic Allocation Trust (continued)
Condensed financial information for the three month period ended March 31, 2008 is as follows:

Three Months Ended March 31, 2008
(Unaudited)
Statement of Operations

Trading and investing gains (losses)
Realized	$160,530
Change in unrealized	107,172
Brokerage commissions	(8,650)

Total trading gains	259,052

Gain from investment in other commodity pool	882,687

Total trading and investing gains	1,141,739

Net investment income (loss)
Interest income	31,577

Expenses
Incentive fees	0
Management and other fees	125,571
Operating expenses	44,526

Total expenses	170,097

Net investment (loss)	(138,520)

Net income	$1,003,219

The accounting principles utilized by the Trust are consistent in all material respects with those utilized by the Partnership.

The Partnership fully redeemed from the Trust effective May 31, 2008.

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

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

SHK Diversified LLC (continued)

The Partnership’s investment in SHK is stated at $0 and $1,315,743 at March 31, 2009 and December 31, 2008, respectively, and its proportionate share in the earnings (losses) of this investment for the three months ended March 31, 2009 and 2008 of $19,515 and $(280,877), respectively, is included in net income (loss) for the periods then ended.

The General Partner established a side pocket for the Partnership’s interest in SHK effective April 1, 2008, until such time as these funds are released and can be valued with a reasonable degree of certainty.  Investor units attributed to SHK were segregated into a side pocket while units not attributed to SHK continued to be available for redemption.  Redemptions were paid in cash for the portion of the Partnership’s net assets not attributed to SHK while the net assets attributed to SHK were held in the side pocket.  The side pocket/restricted share class also bore its proportionate share of the Partnership’s expenses, as well as all expenses directly related to this class’ establishment and operation.  Effective February 28, 2009, the side pocket/restricted share class was terminated after all proceeds were received from the Partnership’s investment in SHK.

Investors in SHK are charged management fees of 6.00% per annum (in 2008, voluntarily reduced to 3.00% per annum by the Managing Member of SHK) and a profit share of 25% of trading profits.  For the three months ended March 31, 2009, the Partnership’s proportionate share of management fees and profit share charged by SHK were approximately, $6,700 and $0, respectively.  For the three months ended March 31, 2008, the Partnership’s proportionate share of management fees and profit share charged by SHK were approximately $20,000 and $0, respectively.

Condensed financial information as of December 31, 2008 and for the two month period ended February 28, 2009 and the three month period ended March 31, 2008 is as follows:

December 31, 2008 (audited)
Statement of Financial Condition
Assets
Money market funds	$34,078,075
Equity in broker trading accounts
Cash (due to broker)	58,214,842
Unrealized gain (loss) on open contracts	(33,879,348)
Deposits with broker	58,413,569
Other assets	22,000

Total assets	$58,435,569

Liabilities
Accounts payable	$55,534
Commissions payable	54,229
Management fee payable	124,048
Incentive fee payable	4,686
Subscription received in advance	0
Redemptions payable	29,098,536

Total liabilities	29,337,033

Total Capital (Net Asset Value)	29,098,536

$58,435,569

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

SHK Diversified LLC (continued)

	Two Months Ended February 28, 2009	Three Months Ended March 31, 2008
	(unaudited)	(unaudited)
Statements of Operations

Trading gains (losses)
Realized	$(10,063,882)	$(129,904,143)
Change in unrealized	10,768,533	124,959,678
Brokerage commissions	(89,581)	(1,222,895)

Total trading gains (losses)	615,070	(6,167,360)

Net investment income (loss)
Interest and dividend income	13,459	464,675

Expenses
Incentive fees	0	0
Management and other fees	126,078	375,507
Operating expenses	48,631	40,130

Total expenses	174,709	415,637

Net investment income (loss)	(161,250)	49,038

Net income (loss)	$453,820	$(6,118,322)

The accounting policies utilized by SHK are consistent in all material respects with those utilized by the Partnership.

The Partnership’s investment in SHK represents approximately 0% and 4.5% of the investee fund’s net asset value as of March 31, 2009 and December 31, 2008, respectively.

Valhalla Synergy Fund LLC

Valhalla Synergy Fund LLC invests substantially all of its assets through a “master-feeder” structure into Valhalla Synergy Master Fund Ltd. (the Master Fund), a Cayman Islands exempted company.  Valhalla Synergy Fund LLC pays to the manager of the Master Fund a management fee of 2.00% per annum and an annual profit participation allocation of 20% of trading profits.  For the three months ended March 31, 2009, the Partnership’s proportionate share of management fees and profit participation allocation charged by the Master Fund were approximately $13,793 and $7,955, respectively.  For the three months ended March 31, 2008, the Partnership’s proportionate share of management fees and profit participation allocation charged by the Master Fund were approximately $23,500 and $114,000, respectively.

Valhalla Synergy Fund LLC condensed financial information primarily consists of their investment in the Master Fund and income or loss is allocated from the Master Fund to Valhalla Synergy Fund LLC.

Valhalla Synergy Fund LLC net assets at March 31, 2009 and December 31, 2008 are $48,606,941 and $48,707,147, respectively.  Total net income for the three months ended March 31, 2009 and 2008 is $576,408 and $5,950,170, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Valhalla Synergy Fund LLC (continued)

The Partnership’s investment in Valhalla Synergy Fund LLC represents approximately 5.70% and 5.63% of the investee fund’s net asset value as of March 31, 2009 and December 31, 2008, respectively.

Management of the Partnership believes the accounting principles utilized by Valhalla Synergy Fund LLC are consistent in all material respects with those utilized by the Partnership.

Winton Futures Fund, L.P. (US) – Institutional Interests

Institutional Interests of Winton Futures Fund, L.P. (US) (formerly Class B Interests through May 2008) are charged management fees of 1.75% annually and incentive fees of 20% of trading profits.  For the three months ended March 31, 2009, the Partnership’s proportionate share of management fees and incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $40,000 and $0, respectively.  For the three months ended March 31, 2008, the Partnership’s proportionate share of management fees and incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $12,000 and $72,000, respectively.

The CPO Consultant is the General Partner of Winton Futures Fund, L.P. (US).

Condensed financial information as of March 31, 2009 and December 31, 2008 and for the three month periods ended March 31, 2009 and 2008 is as follows:

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
Statements of Financial Condition
Assets
Equity in broker trading accounts
Cash	$38,237,086	$154,396,738
Unrealized gain (loss) on open contracts	(1,597,950)	4,174,311
Deposits with broker	36,639,136	158,571,049
Cash and cash equivalents	7,704,125	3,384,626
Investment securities at value
(cost – $356,962,018 and $132,744,996)	357,189,807	132,860,018
Other assets	289,596	175,971

Total assets	$401,822,664	$294,991,664

Liabilities
Payable for securities purchased	$20,000,000	$5,000,000
Accounts payable	176,530	176,744
Commissions payable	377,789	30,216
Management fee payable	484,836	314,556
Administrative fee payable	35,552	16,198
Service fees payable	285,041	229,428
Incentive fee payable	4,718	3,053,989
Redemptions payable	4,517,041	4,043,596
Subscriptions received in advance	30,477,345	23,079,459

Total liabilities	56,358,852	35,944,186

Total Capital (Net Asset Value)	345,463,812	259,047,478

	$401,822,664	$294,991,664

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Winton Futures Fund, L.P. (US) – Institutional Interests (continued)

Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
(unaudited)	(unaudited)
Statements of Operations

Trading gains (losses)
Gain (loss) on trading of commodity futures contracts
Realized	$1,054,224	$16,760,047
Change in unrealized	(5,772,261)	(2,386,643)
Brokerage commissions	(493,455)	(112,921)

Gains (loss) from trading futures	(5,211,492)	14,260,483

Gain (loss) on trading securities
Realized	(8,188)	0
Change in unrealized	112,767	0

Gain from trading securities	104,579	0

Foreign currency translation gains (losses)	(1,305,143)	340,599

Total trading gains (losses)	(6,412,056)	14,601,082
Net investment income (loss)
Income
Interest Income	426,743	974,544

Expenses
Incentive fees	4,718	2,930,377
Management and other fees	2,145,559	648,660
Operating expenses	236,074	4,199

Total expenses	2,386,351	3,583,236

Net investment income (loss)	(1,959,608)	(2,608,692)

Net income (loss)	$(8,371,664)	$11,992,390

Management of the Partnership believes the accounting principles utilized by Winton Futures Fund, L.P. (US) are consistent in all material respects with those utilized by the Partnership.

The Partnership’s investment in Winton Futures Fund, L.P. (US) represents approximately 2.70% and 3.29% of the investee fund’s net asset value as of March 31, 2009 and December 31, 2008, respectively.

As of June 1, 2008, the Partnership’s “Class B Interest” in Winton Futures Fund, L.P. (US) was reclassified as an “Institutional Interest” in Winton Futures Fund, L.P. (US).  This is a reclassification for Winton Futures Fund, L.P. (US) administrative purposes only.  There was no change to the management and incentive fees charged the Partnership, or the Partnership’s rights as a limited partner of Winton Futures Fund, L.P. (US).

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 8.	TRADING AND INVESTING ACTIVITIES AND RELATED RISKS

The Partnership, directly and through its investment in other commodity pools, engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, physical commodities, forward currency contracts and options on forward currency contracts (collectively, derivatives).  The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

For derivatives, risks arise from changes in the fair value of the contracts.  Theoretically, the Partnership is exposed to a market risk equal to the notional contract value of futures contracts purchased and unlimited liability on such contracts sold short.  As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.  Written options expose the Partnership to potentially unlimited liability, and purchased options expose the Partnership to a risk of loss limited to the premiums paid.  The Partnership is also indirectly exposed to market risk on physical commodities equal to the market value of physical commodities owned.

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
_________________

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

The following information presents non-restricted per unit operating performance data and other supplemental financial data for the three months ended March 31, 2009 and 2008.  This information has been derived from information presented in the financial statements.

	Three months ended March 31,
	2009 (Unaudited)	2008 (Unaudited)
Per Unit Performance – Non-restricted units (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$3,139.86	$2,916.78

Income (loss) from operations:
Total trading and investing gains (losses)(1)	(144.80)	80.51
Net investment (loss)(1)	(60.19)	(34.20)

Total income (loss) from operations	(204.99)	46.31

Net asset value per unit at end of period	$2,934.87	$2,963.09

Total Return(4)	(6.53)%	1.59%

Supplemental Data

Ratios to average net asset value:(2), (5)
Expenses prior to incentive fees(3), (7)	6.58%	4.79%
Incentive fees(4)	0.29%	0.00%

Total expenses	6.87%	4.79%

Net investment (loss)(3), (6)	(6.55)%	(4.66)%

Total returns are calculated based on the change in value of a unit during the period.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

____________________________
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

(2)	Excludes the Partnership’s proportionate share of expenses and net investment income (loss) from investments in other commodity pools.
(3)	Annualized.
(4)	Not annualized.
(5)	Ratios for the three months ended March 31, 2008 are after the waiver of management fees by the General Partner, equal to 0.80% of average net asset value.
(6)	Excludes incentive fees.
(7)	Excludes brokerage commissions.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 10.     FINANCIAL HIGHLIGHTS (CONTINUED)

The following information presents side pocket/restricted per unit operating performance data and other supplemental financial data for the three months ended March 31, 2009.  This information has been derived from information presented in the financial statements.

Three months ended March 31, 2009 (Unaudited)
Per Unit Performance – Side Pocket/Restricted units (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,663.73

Income (loss) from operations:
Total trading and investing gains(1)	42.27
Net investment (loss)(1)	(24.73)

Total income from operations	17.54

Net asset value per unit at termination of unit class(6)	$2,681.27

Total Return(4)	0.66%

Supplemental Data

Ratios to average net asset value:(2)
Expenses prior to incentive fees(3), (7)	5.53%
Incentive fees (4)	0.00%

Total expenses	5.53%

Net investment (loss)(3), (5)	(5.53)%

Total returns are calculated based on the change in value of a unit during the period.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

                    _______________________
(1)
The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period.  Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.  Such balancing amount may differ from the calculation of total trading and investing gains per unit due to the timing of trading and investing gains and losses during the period relative to the number of units outstanding.

(2)	Excludes the Partnership’s proportionate share of expenses and net investment (loss) from investments in other commodity pools.
(3)	Annualized.
(4)	Not annualized.
(5)	Excludes incentive fees.
(6)	Prior to termination of the side pocket/restricted unit class effective February 28, 2009.
(7)	Excludes brokerage commissions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

A.  LIQUIDITY:  Approximately 34% of the Partnership’s assets are highly liquid, such as cash and open futures contracts.  It is possible that extreme market conditions or daily price fluctuation limits at certain exchanges could adversely affect the liquidity of open futures contracts.  There are no restrictions on the liquidity of these assets except for amounts on deposit with the brokers needed to meet margin requirements on open futures contracts.  The other estimated 66% of the Partnership’s assets is invested in other commodity pools which are subject to certain restrictions.  The restrictions on withdrawals from these commodity pools typically include a 10 to 30 day written notice for withdrawals, monthly or quarterly redemptions and the commodity pools’ ability to limit or suspend redemptions.

As of January 31, 2008, the managing member of SHK Diversified LLC (“SHK”) temporarily suspended future redemptions.  SHK’s managing member indicated to investors that this action was taken due to a decline in the liquidity of the markets traded by SHK combined with a significant number of requests for redemptions.  Because of the uncertainty in valuing the Partnership’s investment in SHK, the General Partner established a side pocket for the Partnership’s interest in SHK effective April 30, 2008, to continue until such time as the investment could be valued with certainty.  Investor units attributed to SHK were segregated into a side pocket while units not attributed to SHK continued to be available for redemption.  Redemptions were in cash for that portion of the Partnership’s assets other than those attributed to SHK while the amount attributed to SHK continued to be held in the side pocket.  The side pocket/restricted share class also bore its proportionate share of the Partnership’s expenses, as well as all expenses directly related to the class’ establishment and operation.  On April 28, 2008, the Partnership submitted a request for full redemption from SHK.  Effective December 31, 2008, SHK paid the Partnership approximately half of the Partnership’s redemption proceeds, equal to $1,315,742, which was paid to the Partnership on January 15, 2009.  Effective February 28, 2009, SHK paid the Partnership the remaining half of the Partnership’s redemption proceeds equal to $1,335,258, which was paid to the Partnership on March 16, 2009.  The side pocket/restricted share class was subsequently cancelled with existing Units either redeemed or converted to non-restricted shares.

B.  CAPITAL RESOURCES:  Since the Partnership’s business is the purchase and sale of various commodity interests, it will make few, if any, capital expenditures.

The Partnership’s offering of Units of Limited Partnership Interest terminated in 1995.

C.  RESULTS OF OPERATIONS:  The Partnership’s net income (loss) for the three months ended March 31, 2009 and 2008 is as follows:

	2009	2008

Three months ended March 31,	$(1,241,919)	$337,499
Non-Restricted	(1,250,013)
Restricted	8,094

As of March 31, 2009, 6,124 Units are outstanding, including 184 General Partner Units, with an aggregate Net Asset Value of $17,971,666 ($2,934.87 per Unit).  This represents a decrease in Net Asset Value of $1,529,363 compared with December 31, 2008.  The decrease was caused by a combination of partner redemptions and trading losses for the period.  Effective December 31, 2008, one-half of the 878 Restricted Units from a side pocket were either converted to Non-Restricted Units or redeemed.  Effective February 28, 2009, the second half of the Restricted Units were either converted to Non-Restricted Units or redeemed.  As of February 28, 2009 we no longer have Restricted Units or a side-pocket.

As of March 31, 2008, 7,097 Units were outstanding, including 187 General Partner Units, with an aggregate Net Asset Value of $21,029,219 ($2,963.09 per Unit).  This represented a decrease in Net Asset Value of $394,608 compared with December 31, 2007.  The decrease was caused by partner redemptions exceeding trading gains for the period.

First Quarter 2009

The Partnership had losses for the quarter in interest rates, currencies, certain agricultural commodities, metals and energy; gains were limited to the stock indexes.

The Partnership had a loss of 0.23% in January.  The Partnership had losses in interest rates and certain agricultural commodities; gains were in stock indexes, currencies, energy and metals.

The Partnership had a loss of 1.65% in February.  The Partnership had losses in currencies, interest rates, energy, metals, stock indexes and certain agricultural commodities; gains were in certain agricultural commodities.

The Partnership had a loss of 4.74% in March.  The Partnership had losses in every sector traded, in currencies, certain agricultural commodities, interest rates, stock indexes, metals and energy.

The Partnership ended the quarter with a loss of 6.53%.

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

E.  CONTRACTUAL OBLIGATIONS:  None.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a Smaller Reporting Company as defined by Rule 229.10(f)(1) and therefore this item is not applicable.

Item 4T. Controls and Procedures.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) Effective April 1, 2008, investor units attributed to the investment in SHK were segregated into a side pocket due to SHK’s temporary suspension of redemptions, while units not attributed to SHK continued to be available for redemption.  Redemptions were in cash for the portion of the Partnership’s net assets not attributed to SHK, while the net assets attributed to SHK continued to be held in the side pocket.  As of February 28, 2009, SHK paid the Partnership the balance of the Partnership’s redemption proceeds, which was then paid to the Partnership on March 16, 2009.  The side pocket/restricted share class was subsequently cancelled with existing Units either redeemed or converted to non-restricted shares.

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

The following table summarizes the redemptions, excluding those that are not effective until subsequent periods, by partners during the three months ended March 31, 2009:

MONTH	UNITS REDEEMED	NAV PER UNIT

January 31, 2009	11	3,132.67

February 28, 2009	65	3,080.87

March 31, 2009	62	2,934.87

TOTAL	138

Item 3.                    Defaults Upon Senior Securities.

None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

None.

Item 5.                    Other Information.

None.

Item 6.                    Exhibits.

Exhibits filed herewith:

31.01	Certification of Gary D. Halbert, President, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Debi B. Halbert, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Gary D. Halbert, President, pursuant to 18 U.S.C. Section1350 as enacted by Section 906 of The Sarbanes- Oxley Act of 2002.

32.02	Certification of Debi B. Halbert, Chief Financial Officer, pursuant to 18U.S.C. Section 1350 as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROFUTURES DIVERSIFIED FUND, L.P.
(Registrant)

May 15, 2009	By:	/s/ GARY D. HALBERT
Date		Gary D. Halbert, President and Director
ProFutures, Inc.
General Partner

May 15, 2009	By:	/s/ DEBI B. HALBERT
Date		Debi B. Halbert, Chief Financial Officer,
Treasurer and Director
ProFutures, Inc.
General Partner