Form 10-Q
period 2009-06-30
PROFUTURES DIVERSIFIED FUND L P
filed 2009-08-13
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Yes ☐                                No ☒

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	2 – 13
Item 1.	Notes to Financial Statements	14 – 34
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35-40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4T.	Controls and Procedures	40

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41-42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Submission of Matters to a Vote of Security Holders	42
Item 5.	Other Information	42
Item 6.	Exhibits	42
Signatures		43
Rule 13a–14(a)/15d–14(a) Certifications		44-45
Section 1350 Certifications		46-47

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
June 30, 2009 (Unaudited) and December 31, 2008 (Audited)
_________________

	June 30, 2009	December 31, 2008
ASSETS
Equity in broker trading accounts
Cash	$6,244,304	$6,035,775
Unrealized gain (loss) on open contracts	97,603	289,265

Deposits with broker	6,341,907	6,325,040

Cash (deficit)	(1,907)	3,533
Investments in other commodity pools	11,021,677	12,583,933
Redemption receivable from other commodity pool	0	1,315,742

Total assets	$17,361,677	$20,228,248

LIABILITIES
Accounts payable	$64,581	$40,823
Commissions and other trading fees on open contracts	1,532	1,576
Incentive fees payable	80,928	185,497
Management fees payable (includes $53,845 and $129,324 payable to the General Partner at June 30, 2009 and December 31, 2008, respectively)	84,048	156,423
Redemptions payable	67,418	342,900

Total liabilities	298,507	727,219

PARTNERS’ CAPITAL (Net Asset Value)
Partners' Capital (Non-restricted units):
General Partner - 184 and 173 units outstanding at June 30, 2009 and December 31, 2008, respectively	518,982	543,779
Limited Partners - 5,857 and 5,686 units outstanding at June 30, 2009 and December 31, 2008, respectively	16,544,188	17,851,493
Partners' Capital (Side pocket/restricted units):
General Partner - 0 and 12 units outstanding at June 30, 2009 and December 31, 2008, respectively	0	32,232
Limited Partners - 0 and 403 units outstanding at June 30, 2009 and December 31, 2008, respectively	0	1,073,525

Total partners’ capital (Net Asset Value)	17,063,170	19,501,029

	$17,361,677	$20,228,248

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2009 (Unaudited) and December 31, 2008 (Audited)
_________________

	June 30, 2009		December 31, 2008
	Fair Value	% of Net Asset Value	Fair Value	% of Net Asset Value
LONG FUTURES CONTRACTS(1)
Description
U.S. Agricultural	$(21,432)	(0.13)%	$67,037	0.34%
Currency	59,113	0.35%	0	0.00%
Energy	(5,200)	(0.03)%	20,667	0.10%
Interest rate	0	0.00%	188,883	0.97%
Stock index	0	0.00%	33,545	0.17%
Total U.S. long futures contracts	$32,481	0.19%	$310,132	1.58%

Foreign Agricultural	$0	0.00%	$1,226	0.01%
Interest rate	1,599	0.01%	18,911	0.10%
Stock index	3,343	0.02%	0	0.00%
Total foreign long futures contracts	$4,942	0.03%	$20,137	0.11%

SHORT FUTURES CONTRACTS(1)
Description
U.S. Agricultural	$68,196	0.40%	$(45,260)	(0.23)%
Currency	1,533	0.01%	101	0.00%
Energy	1,856	0.01%	6,870	0.04%
Interest rate	(5,219)	(0.03)%	20,969	0.11%
Stock index	0	0.00%	(22,085)	(0.12)%
Total U.S. short futures contracts	$66,366	0.39%	$(39,405)	(0.20)%

Foreign Interest rate	$(7,799)	(0.05)%	$2,654	0.01%
Stock index	1,613	0.01%	(4,253)	(0.02)%
Total foreign short futures contracts	$(6,186)	(0.04)%	$(1,599)	(0.01)%

Total futures contracts	$97,603	0.57%	$289,265	1.48%

INVESTMENTS IN OTHER COMMODITY POOLS
SHK Diversified LLC(2)
Investment Objective To achieve capital appreciation by trading U.S. and Non U.S. futures and forward currency contracts	$0	0.00%	$1,315,743	6.75%

________________________

(1)
No individual futures contract position constitutes greater than 5% of the Partnership's Net Asset Value at June 30, 2009 or December 31, 2008.  Accordingly, the number of contracts and expiration dates are not presented.

(2)
As of January 31, 2008, the managing member of SHK Diversified LLC (SHK) temporarily suspended future redemptions from this fund.  This action was taken by the managing member due to a decline in the liquidity of the markets traded by this fund combined with a significant number of requests for redemptions from this fund.  On April 28, 2008, the Partnership submitted a request for full redemption from SHK.  Effective December 31, 2008, the managing member of SHK distributed approximately half of the Partnership's investment in SHK to the Partnership, which was paid to the Partnership on January 15, 2009.  Effective February 28, 2009, the managing member of SHK distributed the remaining portion of the Partnership's investment in SHK to the Partnership, which was paid to the Partnership on March 16, 2009.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
June 30, 2009 (Unaudited) and December 31, 2008 (Audited)
_________________

	June 30, 2009		December 31, 2008
	Fair Value	% of Net Asset Value	Fair Value	% of Net Asset Value

INVESTMENTS IN OTHER COMMODITY POOLS (continued)

Valhalla Synergy Fund LLC
Investment Objective To achieve capital appreciation by trading U.S. and Non U.S. futures and forward currency contracts
Redemption Provisions Quarterly, with 45 days notice	$2,807,271	16.45%	$2,740,835	14.05%

Winton Futures Fund, L.P. (US) - Institutional Interests(1)
Investment Objective To achieve capital appreciation by trading U.S. and Non U.S. futures contracts
Redemption Provisions Monthly, with 15 days notice	8,214,406	48.14%	8,527,355	43.73%

Total investments in other commodity pools	$11,021,677	64.59%	$12,583,933	64.53%

________________________
(1)	The General Partner of Winton Futures Fund, L.P. (US) is Altegris Portfolio Management, Inc., an affiliate of Altegris Investments, Inc.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
June 30, 2009 (Unaudited) and December 31, 2008 (Audited)
_________________

______________________________________
(1)
Represents the Partnership's proportional share of other commodity pool's individual underlying investments and open futures and forward contracts which exceed 5% of the Partnership's Net Asset Value at June 30, 2009.  In certain situations open futures contracts that are less then 5% of the Partnership's Net Asset Value are presented to better indicate the Partnership's net exposure to a particular underlying commodity.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
June 30, 2009 (Unaudited) and December 31, 2008 (Audited)
_________________

______________________________________

(1)        Represents the Partnership's proportional share of other commodity pool's individual underlying investments and open futures and forward contracts which exceed 5% of the Partnership's Net Asset Value at December 31, 2008.  In certain situations open futures contracts that are less then 5% of the Partnership's Net Asset Value are presented to better indicate the Partnership's net exposure to a particular underlying commodity.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
June 30, 2009 (Unaudited) and December 31, 2008 (Audited)
_________________

Proportional Share of Investments of Other Commodity Pools as of December 31, 2008 (continued)(1)

Purchased Options on Futures Contracts

No. of Contracts	Description	Range of Expiration Dates	Fair Value	% of Net Asset Value

	Metals
14	Aluminum	01/2009 to 12/2011	$ 126,957	0.65%
14	Copper	01/2009 to 12/2010	$ 235,909	1.21%

Written Options on Futures Contracts

No. of Contracts	Description	Range of Expiration Dates	Fair Value	% of Net Asset Value

	Metals
29	Aluminum	01/2009 to 12/2011	$ (105,759)	(0.54)%
14	Copper	01/2009 to 12/2010	$ (346,786)	(1.78)%

Physical Inventory
	Description		Fair Value	% of Net Asset Value

	Metals
	Aluminum		$ 32,010	0.16%
	Copper		$ 1,639,383	8.41%

______________________________________

(1)
Represents the Partnership's proportional share of other commodity pool's individual underlying investments and open futures and forward contracts which exceed 5% of the Partnership's Net Asset Value at December 31, 2008.  In certain situations open futures contracts that are less then 5% of the Partnership's Net Asset Value are presented to better indicate the Partnership's net exposure to a particular underlying commodity.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2009 and 2008 (Unaudited)
_________________

	Three Months Ended June 30,
	2009	2008	2008	2008
	Total	Non-restricted	Side pocket/ restricted	Total
TRADING AND INVESTING GAINS (LOSSES)
Gain (loss) from futures and options on futures trading
Realized	$305,470	$51,198	$0	$51,198
Change in unrealized	88,380	70,314	0	70,314
Brokerage commissions	(53,319)	(3,563)	0	(3,563)

Gain (loss) from futures and options on futures trading	340,531	117,949	0	117,949

Gain (loss) from investment in other commodity pools	(571,940)	183,016	(11,739)	171,277

Total trading and investing gains (losses)	(231,409)	300,965	(11,739)	289,226

NET INVESTMENT INCOME (LOSS)
Income
Interest income	835	7,597	0	7,597

Expenses
Incentive fees	80,929	29,461	0	29,461
Management fees (includes $164,508, $169,831, $25,109 and $194,940 charged by the General Partner for the three months ended June 30, 2009 and 2008, respectively)	224,487	173,055	25,109	198,164
Operating expenses	136,510	139,376	46,717	186,093

Total expenses	441,926	341,892	71,826	413,718

General Partner management fees waived	0	(34,837)	0	(34,837)

Net expenses	441,926	307,055	71,826	378,881

Net investment income (loss)	(441,091)	(299,458)	(71,826)	(371,284)

NET INCOME (LOSS)	$(672,500)	$1,507	$(83,565)	$(82,058)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average number of units outstanding during the period of 6,091, 6,135 and 923, respectively)	$(110.41)	$0.25	$(90.54)	$	N/A	(1)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(109.97)	$1.02	$(90.49)	$	N/A	(1)

___________________________
(1)
A total net income (loss) per general and limited partner unit and a total for the increase (decrease) in Net Asset Value per general and limited partner unit are not presented as the amounts are instead shown for each separate class of units.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF OPERATIONS (CONTINUED)
For the Six Months Ended June 30, 2009 (Unaudited)
_________________

	Six Months Ended June 30,
	2009	2009	2009
	Non-restricted	Side pocket/ restricted	Total
TRADING AND INVESTING GAINS (LOSSES)
Gain (loss) from futures and options on futures trading
Realized	$(81,142)	$0		$(81,142)
Change in unrealized	(191,662)	0		(191,662)
Brokerage commissions	(95,492)	0		(95,492)

Gain (loss) from futures and options on futures trading	(368,296)	0		(368,296)

Gain (loss) from investment in other commodity pools	(746,513)	19,515		(726,998)

Total trading and investing gains (losses)	(1,114,809)	19,515		(1,095,294)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	1,985	0		1,985

Expenses
Incentive fees	136,617	0		136,617
Management fees (includes $336,037, $7,714 and $343,751 charged by the General Partner for the six months ended June 30, 2009, respectively)	447,259	7,714		454,973
Operating expenses	225,812	3,707		229,519

Total expenses	809,688	11,421		821,109

General Partner management fees waived	0	0		0

Net expenses	809,688	11,421		821,109

Net investment income (loss)	(807,703)	(11,421)		(819,124)

NET INCOME (LOSS)	$(1,922,512)	$8,094		$(1,914,418)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average number of units outstanding during the period of 6,091 and 462, respectively)	$(315.63)	$17.52	$	N/A (1)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(314.96)	$17.54	$	N/A (1)

____________________________
(1)
A total net income (loss) per general and limited partner unit and a total for the increase (decrease) in Net Asset Value per general and limited partner unit are not presented as the amounts are instead shown for each separate class of units.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF OPERATIONS (CONTINUED)
For the Six Months Ended June 30, 2008 (Unaudited)
_________________

	Six Months Ended June 30,
	2008	2008	2008
	Non-restricted	Side pocket/ restricted	Total
TRADING AND INVESTING GAINS (LOSSES)
Gain (loss) from futures and options on futures trading
Realized	$(305,179)	$0		$(305,179)
Change in unrealized	64,579	0		64,579
Brokerage commissions	(44,527)	0		(44,527)

Gain (loss) from futures and options on futures trading	(285,127)	0		(285,127)

Gain (loss) from investment in other commodity pools	1,172,690	(11,739)		1,160,951

Total trading and investing gains (losses)	887,563	(11,739)		875,824

NET INVESTMENT INCOME (LOSS)
Income
Interest income	14,820	0		14,820

Expenses
Incentive fees	29,461	0		29,461
Management fees (includes $372,060, $25,109 and $397,169 charged by the General Partner for the six months ended June 30, 2008, respectively)	385,462	25,109		410,571
Operating expenses	226,193	46,717		272,910

Total expenses	641,116	71,826		712,942

General Partner management fees waived	(77,739)	0		(77,739)

Net expenses	563,377	71,826		635,203

Net investment income (loss)	(548,557)	(71,826)		(620,383)

NET INCOME (LOSS)	$339,006	$(83,565)		$255,441

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average number of units outstanding during the period of 6,709 and 923, respectively)	$50.53	$(90.54)	$	N/A (1)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$47.33	$(90.49)	$	N/A (1)

____________________________
(1)
A total net income (loss) per general and limited partner unit and a total for the increase (decrease) in Net Asset Value per general and limited partner unit are not presented as the amounts are instead shown for each separate class of units.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)
_________________

	Total
	Number of	Partners’ Capital
	Units	General	Limited	Total

Non-restricted units
Balances at December 31, 2008	5,859	$543,779	$17,851,493	$18,395,272

Transfer from side pocket/restricted	361	32,444	1,078,335	1,110,779

Net income (loss) for the six months ended June 30, 2009		(57,241)	(1,865,271)	(1,922,512)

Redemptions	(179)	0	(520,369)	(520,369)

Balances at June 30, 2009	6,041	$518,982	$16,544,188	$17,063,170

Side pocket/restricted units
Balances at December 31, 2008	415	$32,232	$1,073,525	$1,105,757

Transfer to non-restricted(1)	(414)	(32,444)	(1,078,335)	(1,110,779)

Net income (loss) for the six months ended June 30, 2009		212	7,882	8,094

Redemptions(2)	(1)	0	(3,072)	(3,072)

Balances at June 30, 2009	0	$0	$0	$0

Total Partners’ Capital (Net Asset Value) at June 30, 2009		$518,982	$16,544,188	$17,063,170

	Net Asset Value Per Unit
	Non-restricted units		Side pocket/restricted units
	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008

	2,824.90	$3,139.86	$ NA(3)	$2,663.73

_____________________________
(1)
Effective February 28, 2009, the managing member of SHK distributed the remaining portion of the Partnership's investment in SHK to the Partnership, which was paid to the Partnership on March 16, 2009.  As a result, the remaining units held in the side pocket/restricted units were transferred and converted to non-restricted units at the February 28, 2009 non-restricted net asset value per unit.

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

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
(CONTINUED)

For the Six Months Ended June 30, 2009 and 2008
(Unaudited)
_________________

	Total
	Number of	Partners’ Capital
	Units	General	Limited	Total
Non-restricted units
Balances at December 31, 2007	7,345	$545,791	$20,878,036	$21,423,827

Transfer to side pocket/restricted	(924)	(71,709)	(2,664,700)	(2,736,409)

Net income (loss) for the six months ended June 30, 2008		8,832	330,174	339,006

Redemptions	(534)	0	(1,574,859)	(1,574,859)

Balances at June 30, 2008	5,887	$482,914	$16,968,651	$17,451,565

Side pocket/restricted units
Balances at December 31, 2007	0	$0	$0	$0

Transfer to side pocket/restricted	924	71,709	2,664,700	2,736,409

Net income (loss) for the six months ended June 30, 2008		(2,189)	(81,376)	(83,565)

Redemptions(1), (2)	(51)	0	(146,185)	(146,185)

Balances at June 30, 2008	873	$69,520	$2,437,139	$2,506,659

Total Partners' Capital (Net Asset Value) at June 30, 2008		$552,434	$19,405,790	$19,958,224

	Net Asset Value Per Unit
	Non-restricted units		Side pocket/restricted units
	June 30,	December 31,	June 30,	December 31,
	2008	2007	2008	2007

	$2,964.11	$2,916.78	$2,872.60	$ N/A

_________________________
(1)
Effective February 28, 2009, the managing member of SHK distributed the remaining portion of the Partnership's investment in SHK to the Partnership, which was paid to the Partnership on March 16, 2009.

(2)
Side pocket/restricted unit redemptions have been recorded in accordance with the Statement of Financial Accounting Standards No. 150.  Redemptions approved by the General Partner, prior to period end, that are not effective until subsequent periods are recorded in the current period.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)
_________________

	June 30,
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(1,914,418)	$255,441

Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities: (Gain) loss from investment in other commodity pools	726,998	(1,160,951)
Change in operating assets and liabilities (Increase) in cash deposits with broker	(208,529)	(4,650,562)
(Increase) in options premiums paid (received)	0	(32,775)
(Increase) decrease in unrealized gain (loss) on open contracts	191,662	(66,304)
Additions to investments in other commodity pools	(1,000,000)	(5,800,000)
Redemptions from other commodity pools	3,151,000	13,742,493
Increase in accounts payable	23,758	3,537
(Decrease) increase in commissions and other trading fees on open contracts	(44)	314
(Decrease) increase in incentive fees payable	(104,569)	29,461
(Decrease) increase in management fees payable	(72,375)	13,119

Net cash provided by (used in) operating activities	793,483	2,333,773

FINANCING ACTIVITIES
Redemptions paid	(798,923)	(2,328,145)

Net cash provided by (used in) financing activities	(798,923)	(2,328,145)

Net cash increase (decrease) for the period	(5,440)	5,628

Cash at beginning of the period	3,533	3,387

Cash (deficit) at end of the period	$(1,907)	$9,015

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

As more fully described in Note 7., effective April 1, 2008, the Partnership established a “side pocket/restricted” account for each investor.  The Partnership transferred its interest in SHK Diversified LLC (SHK), which had a net asset value of $2,736,409 and a per unit value of $2,963.09 as of March 31, 2008, to a side pocket/restricted unit class.  Partners of record on April 1, 2008 had a proportional interest in the assets, liabilities and income or loss related to this side pocket.

Partners who had requested redemptions continued to participate in any income or loss specifically from the SHK side pocket investment until such time as the Partnership received its redemption proceeds or liquidation proceeds from SHK.  The side pocket/restricted unit class also bore its proportionate share of the Partnership’s expenses, as well as all expenses directly related to this class’ establishment and existence.  Effective December 31, 2008, SHK distributed approximately half ($1,315,742) of the Partnership’s investment in SHK to the Partnership, which was paid to the Partnership on January 15, 2009.  Effective February 28, 2009, SHK distributed the remaining portion ($1,335,258) of the Partnership’s investment in SHK to the Partnership, which was paid to the Partnership on March 16, 2009, resulting in the termination of the side pocket/restricted unit class.

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

The fair values of Level 1 financial instruments at June 30, 2009 and December 31, 2008, consisted of the following:

	June 30, 2009	December 31, 2008
Futures contracts	$97,603	$289,265

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

The fair values of Level 3 financial instruments at June 30, 2009 and December 31, 2008, consisted of the following:

	June 30, 2009	December 31, 2008
Investments in other commodity pools	$11,021,677	$12,583,933

The following table presents a reconciliation of the activity for the investments in other commodity pools:

Balance at January 1, 2008:	$16,889,459
Gain (loss) from investments in other commodity pools	1,347,709
Additions and redemptions, net	(5,653,235)
Transfers in and/or out of Level 3	0
Balance at December 31, 2008:	12,583,933
Gain (loss) from investments in other commodity pools	(726,998)
Additions and redemptions, net	(835,258)
Transfers in and/or out of Level 3	0
Balance at June 30, 2009:	$11,021,677

Gain (loss) from investments in other commodity pools includes $(698,846) and $780,220 attributable to the change in unrealized gain (loss) on the Partnership’s investments in other commodity pools held at June 30, 2009 and December 31, 2008, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Futures Contracts

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

Redemptions of Units

Redemptions payable represent redemptions approved by the General Partner prior to the period end, including those that are not effective until subsequent periods.  These redemptions have been recorded as redemptions and redemptions payable, using the period end Net Asset Value per unit, in accordance with the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The change in redemptions payable from the previous reporting period due to change in net asset value is reported in net income and then allocated.  Redemptions payable related to side pocket/restricted units at June 30, 2009 and December 31, 2008 are $0 and $124,216, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (SFAS No. 161).  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133).  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS No. 133 and generally increases the level of disaggregation that will be required in an entity’s financial statements.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Partnership adopted the provisions of SFAS No. 161 effective January 1, 2009.

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

The following tables summarize quantitative information required by SFAS No. 161:

Derivatives not designed as hedging instruments under SFAS No. 133
	Asset Derivatives*	Liability Derivatives*
	Fair Value	Fair Value	Net
Agricultural contracts	$113,074	$66,310	$46,764
Currency contracts	74,413	13,767	60,646
Energy contracts	1,856	5,200	(3,344)
Interest rate contracts	16,934	28,353	(11,419)
Stock index contracts	4,956	0	4,956
	$211,233	$113,630	$97,603

*
The fair values of all asset and liability derivatives, including agricultural, currency, energy, interest rate and stock index contracts, are included in equity in broker trading accounts on the statement of financial condition.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Instruments (continued)

Trading Revenue For the Three and Six Months Ended June 30, 2009			Trading Revenue For the Three and Six Months Ended June 30, 2009
Type of Instrument	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Line Item in Statement of Operations	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Agricultural contracts	$57,124	$(341,134)	Realized	$305,470	$(81,142)
Currency contracts	197,830	177,158
Energy contracts	145,331	103,040	Change in unrealized	88,380	(191,662)
Interest rate contracts	(184,912)	(449,588)
Metal contracts	(74,849)	(98,666)
Stock index contracts	253,326	336,386

	$393,850	$(272,804)		$393,850	$(272,804)

For the three months ended June 30, 2009, the monthly average number of futures contracts bought and sold was approximately 3,300.  For the six months ended June 30, 2009, the monthly average number of futures contracts bought and sold was approximately 2,900.

Interim Financial Statements

The unaudited condensed financial statements of ProFutures Diversified Fund, L.P., as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008, have been prepared by us pursuant to the rules and regulations of the SEC.  The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in the opinion of management; necessary to fairly state the operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed financial statements should be read in conjunction with the notes to the financial statements contained in our 2008 Annual Report on Form 10-K/A filed with the SEC on April 27, 2009.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (SFAS No. 165) which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  The FASB Accounting Standards Codification™ (Codification) will be the single source of authoritative nongovernmental U.S. GAAP.  The Codification will launch on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009.  The Codification is not expected to change U.S. GAAP, but will combine all authoritative standards into a comprehensive, topically organized online database.  After the Codification launch on July 1, 2009 only one level of authoritative GAAP will exist, other than guidance issued by the SEC.  All other accounting literature excluded from the Codification will be considered non-authoritative.  The Codification will have an impact to the Partnership’s financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

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

Total management fees earned by ProFutures, Inc. for the six months ended June 30, 2009 and 2008 were $343,751 and $397,169, respectively.  Such management fees earned for the three months ended June 30, 2009 and 2008 were $164,508 and $194,940, respectively.  Management fees payable to ProFutures, Inc. as of June 30, 2009 and December 31, 2008 were $53,845 and $129,324, respectively. Management fees payable at June 30, 2009 and December 31, 2008 includes $0 and $74,672 payable to ProFutures, Inc. related to the side pocket/restricted unit class.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 2.	GENERAL PARTNER (CONTINUED)

During the six months ended June 30, 2009 and 2008, the General Partner waived $0 and $77,739, respectively, of its monthly management fee related to the value of the Partnership’s net assets invested in ProFutures Strategic Allocation Trust (the Trust), an affiliated fund also managed by ProFutures, Inc.  During the three months ended June 30, 2009 and 2008, the General Partners waived $0 and $34,837, respectively, of its monthly management fee related to the value of the Partnership’s net assets invested the Trust.  The General Partner considered this waiver of management fees necessary given ProFutures, Inc. received a 2% per annum administration fee from the Trust.  The Partnership fully redeemed from the Trust as of May 31, 2008.

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

The consulting fee (included in management fees in the statement of operations) earned by the Consultants for the six months ended June 30, 2009 and 2008 totaled $5,811 and $4,979, respectively, and $2,757 and $3,224 for the three months ended June 30, 2009 and 2008, respectively.  The consulting fee payable (included in management fees payable in the statement of financial condition) to the Consultants as of June 30, 2009 and December 31, 2008 was $934 and $1,880, respectively.  In addition to the monthly consulting fee, the Consultants earn commissions for introducing the Partnership to certain commodity trading advisors and other commodity pools based on the number of trades entered on behalf of the Partnership.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 4.	COMMODITY TRADING ADVISORS

The Partnership has trading advisory contracts with commodity trading advisors to furnish investment management services to the Partnership.  These trading advisors typically receive management fees ranging from 0% to 2% annually of Allocated Net Asset Value (as defined in each respective trading advisory agreement).  In addition, the commodity trading advisors typically receive quarterly incentive fees ranging from 20% to 25% of Trading Profits (as defined).  Total management fees earned by the trading advisors amounted to $105,411 and $8,423 for the six months ended June 30, 2009 and 2008, respectively.  Such management fees earned by the trading advisor for the three months ended June 30, 2009 and 2008 were $57,222 and $0, respectively.  Total incentive fees earned by the trading advisors amounted to $136,617 and $29,461 for the six months ended June 30, 2009 and 2008, respectively.  Such incentive fees earned by the trading advisor for the three months ended June 30, 2009 and 2008 were $80,929 and $29,461, respectively.

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

Under certain circumstances, including, but not limited to, the inability to liquidate commodity positions or a delay in payments due the Partnership from commodity brokers, banks, commodity pools or other persons, the Partnership may in turn delay payment to Partners requesting redemption of units.  In that event, payment for redemption of such units will be made to Limited Partners as soon thereafter as is practicable.  As discussed more fully in Note 7., effective April 1, 2008, the General Partner established a side pocket/restricted unit class for the Partnership’s interest in SHK.  A Partner could not redeem units from the side pocket/restricted unit class until management of SHK distributed proceeds from the Partnership’s investment in SHK to the Partnership.  Effective December 31, 2008, SHK distributed approximately half of the Partnership’s investment in SHK to the Partnership.  As a result, half of the units held in the side pocket/restricted units were transferred and converted to non-restricted units at the December 31, 2008 non-restricted Net Asset Value per unit or were paid their pro rata share of the proceeds if they did not hold non-restricted units.  Effective February 28, 2009, SHK distributed the remaining portion of the Partnership’s investment in SHK to the Partnership.  As a result, all of the units held in the side pocket/restricted units were transferred and converted to non-restricted units at the February 28, 2009 non-restricted Net Asset Value per unit or were paid their pro rata share of the proceeds if they did not hold non-restricted units.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

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

Summarized information for these investments is as follows:

	ProFutures Strategic Allocation Trust	SHK Diversified LLC	Valhalla Synergy Fund LLC	Winton Futures Fund, L.P. (US)	Totals
Net Asset Value December 31, 2008	$0	$1,315,743	$2,740,835	$8,527,355	$12,583,933
Additions	0	0	0	1,000,000	1,000,000
Income (loss)	0	19,515	66,436	(812,949)	(726,998)
Redemptions	0	(1,335,258)	0	(500,000)	(1,835,258)
Net Asset Value June 30, 2009	$0	$0	$2,807,271	$8,214,406	$11,021,677
Income (loss)
Quarter 1, 2009	$0	$19,515	$31,822	$(206,395)	$(155,058)
Quarter 2, 2009	0	0	34,614	(606,554)	(571,940)
Income (loss) for the six months ended	$0	$19,515	$66,436	$(812,949)	$(726,998)
Net Asset Value December 31, 2007	$5,495,004	$3,117,286	$4,419,668	$3,857,501	$16,889,459
Additions	4,500,000	0	0	0	4,500,000
Income (loss)	567,489	(292,616)	460,489	425,589	1,160,951
Redemptions	(10,562,493)	(100,000)	(1,900,000)	(1,930,000)	(14,492,493)
Net Asset Value June 30, 2008	$0	$2,724,670	$2,980,157	$2,353,090	$8,057,917
Income (loss)
Quarter 1, 2008	$516,123	$(280,877)	$454,755	$299,673	$989,674
Quarter 2, 2008	51,366	(11,739)	5,734	125,916	171,277
Income (loss) for the six months ended	$567,489	$(292,616)	$460,489	$425,589	$1,160,951

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

ProFutures Strategic Allocation Trust

The Partnership’s investment in ProFutures Strategic Allocation Trust (the Trust) is subject to an administration fee, charged by ProFutures, Inc., of 2.00% per annum of net assets, a monthly management fee, charged by the commodity trading advisor, of 2.00% per annum on allocated assets, and a quarterly incentive fee, charged by the commodity trading advisor of 20% of trading profits on allocated assets.  The Partnership fully redeemed from the Trust on May 31, 2008.  For the five months ended May 31, 2008, the Partnership’s proportionate share of administrative fees, management and incentive fees charged by the Trust were approximately $77,900, $42,700 and $0, respectively.  For the two months ended May 31, 2008, the Partnership’s proportionate share of administration fees, management fees and incentive fees charged by the Trust were approximately $34,900, $18,700 and $0, respectively.

Condensed financial information for the two and five month periods ended May 31, 2008 is as follows (the Partnership fully redeemed from the Trust as of May 31, 2008):

	Two Months Ended May 31, 2008	Five Months Ended May 31, 2008
	(Unaudited)	(Unaudited)
Statement of Operations
Trading and investing gains (losses)
Realized	$(262,224)	$(101,694)
Change in unrealized	349,678	456,850
Brokerage commissions	(4,095)	(12,745)
Total trading gains	83,359	342,411
Gain from investment in other commodity pools	98,572	981,259
Total trading and investing gains	181,931	1,323,670
Net investment income (loss)
Income
Interest income	15,929	47,506
Expenses
Incentive fees	0	0
Management and other fees	91,512	217,083
Other expenses	19,065	63,591
Total expenses	110,577	280,674
Net investment (loss)	(94,648)	(233,168)
Net income	$87,283	$1,090,502

Management of the Partnership believes the accounting principles utilized by the Trust are consistent in all material respects with those utilized by the Partnership.

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

The Partnership’s investment in SHK is stated at $0 and $1,315,743 at June 30, 2009 and December 31, 2008, respectively, and its proportionate share in the earnings (losses) of this investment for the six months ended June 30, 2009 and 2008 of $19,515 and $(292,616), respectively, is included in net income (loss) for the periods then ended.  The Partnership’s proportionate share in the earnings (losses) of this investment for the three months ended June 30, 2008 is $(11,739).

The General Partner established a side pocket for the Partnership’s interest in SHK effective April 1, 2008, until such time as these funds are released and can be valued with a reasonable degree of certainty.  Investor units attributed to SHK were segregated into a side pocket while units not attributed to SHK continued to be available for redemption.  Redemptions were paid in cash for the portion of the Partnership’s net assets not attributed to SHK while the net assets attributed to SHK were held in the side pocket.  The side pocket/restricted unit class also bore its proportionate share of the Partnership’s expenses, as well as all expenses directly related to this class’ establishment and operation.  Effective February 28, 2009, the side pocket/restricted unit class was terminated after all proceeds were received from the Partnership’s investment in SHK.

Investors in SHK are charged management fees of 6.00% per annum (in 2008, voluntarily reduced to 3.00% per annum by the Managing Member of SHK) and a profit share of 25% of trading profits.  For the six months ended June 30, 2009, the Partnership’s proportionate share of management fees and profit share charged by SHK were approximately, $6,700 and $0, respectively.  For the six months ended June 30, 2008, the Partnership’s proportionate share of management fees and profit share charged by SHK were approximately $40,500 and $0, respectively.  For the three months ended June 30, 2008, the Partnership’s proportionate share of management fees and profit share charged by SHK were approximately $20,500 and $0, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

SHK Diversified LLC (continued)

Condensed financial information as of December 31, 2008 and for the two month period ended February 28, 2009 and the three and six month periods ended June 30, 2008 is as follows:

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
$58,435,569

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

SHK Diversified LLC (continued)

	Two Months Ended February 28, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Statements of Operations
Trading gains (losses)
Realized	$(10,063,882)	$178,037,925	$48,133,782
Change in unrealized	10,768,533	(176,953,480)	(51,993,802)
Brokerage commissions	(89,581)	(1,075,622)	(2,298,517)
Total trading gains (losses)	615,070	8,823	(6,158,537)
Net investment income (loss)
Income
Interest income and dividend income	13,459	259,540	724,215

Expenses
Incentive fees	0	0	0
Management and other fees	126,078	385,281	760,788
Operating expenses	48,631	75,274	115,404
Total expenses	174,709	460,555	876,192
Net investment income (loss)	(161,250)	(201,015)	(151,977)
Net income (loss)	$453,820	$(192,192)	$(6,310,514)

Management of the Partnership believes the accounting policies utilized by SHK are consistent in all material respects with those utilized by the Partnership.

The Partnership’s investment in SHK represents approximately 0% and 4.5% of the investee fund’s net asset value as of June 30, 2009 and December 31, 2008, respectively.

Valhalla Synergy Fund LLC

Valhalla Synergy Fund LLC invests substantially all of its assets through a “master-feeder” structure into Valhalla Synergy Master Fund Ltd. (the Master Fund), a Cayman Islands exempted company. Valhalla Synergy Fund LLC pays to the manager of the Master Fund a management fee of 2.00% per annum and an annual profit participation allocation of 20% of trading profits.  For the six months ended June 30, 2009, the Partnership’s proportionate share of management fees and profit participation allocation charged by the Master Fund were approximately $27,800 and $16,600, respectively.  For the three months ended June 30, 2009, the Partnership’s proportionate share of management fees and profit participation allocation charged by the Master Fund were approximately $14,000 and $8,700, respectively.  For the six months ended June 30, 2008, the Partnership’s proportionate share of management fees and profit participation allocation charged by the Master Fund were approximately $41,900 and $91,000, respectively.  For the three months ended June 30, 2008, the Partnership’s proportionate share of management fees and profit participation allocation charged by the Master Fund were approximately $18,400 and $(23,000), respectively.

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

Valhalla Synergy Fund LLC net assets at June 30, 2009 and December 31, 2008 are $47,073,997 and $48,707,147, respectively.  Total net income for the six months ended June 30, 2009 and 2008 is $1,145,073 and $6,125,350, respectively.  Total net income for the three months ended June 30, 2009 and 2008 is $568,665 and $175,180, respectively.

The Partnership’s investment in Valhalla Synergy Fund LLC represents approximately 5.96% and 5.63% of the investee fund’s net asset value as of June 30, 2009 and December 31, 2008, respectively.

Management of the Partnership believes the accounting principles utilized by Valhalla Synergy Fund LLC are consistent in all material respects with those utilized by the Partnership.

Winton Futures Fund, L.P. (US) – Institutional Interests

Institutional Interests of Winton Futures Fund, L.P. (US) (formerly Class B Interests through May 2008) are charged management fees of 1.75% annually and incentive fees of 20% of trading profits.  For the six months ended June 30, 2009, the Partnership’s proportionate share of management fees and incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $78,000 and $0, respectively.  For the three months ended June 30, 2009, the Partnership’s proportionate share of management fees and incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $38,000 and $0, respectively.  For the six months ended June 30, 2008, the Partnership’s proportionate share of management fees and incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $22,000 and $103,000, respectively.  For the three months ended June 30, 2008, the Partnership’s proportionate share of management fees and incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $10,000 and $31,000, respectively.

The CPO Consultant is the General Partner of Winton Futures Fund, L.P. (US).

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Winton Futures Fund, L.P. (US) – Institutional Interests (continued)

Condensed financial information as of June 30, 2009 and December 31, 2008 and for the three and six month periods ended June 30, 2009 and 2008 is as follows:

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Statements of Financial Condition
Assets
Equity in broker trading accounts
Cash	$36,264,749	$154,396,738
Unrealized gain (loss) on open contracts	689,499	4,174,311
Long options (cost - $1,010 and $0)	625	0
Deposits with broker	36,954,873	158,571,049
Cash and cash equivalents	42,950,593	3,384,626
Investment securities at value
(cost - $389,226,754 and $132,744,996)	389,884,032	132,860,018
Other assets	598,904	175,971
Total assets	$470,388,402	$294,991,664
Liabilities
Short options (cost - $2,539 and $0)	$1,675	$0
Payable for securities purchased	9,995,312	5,000,000
Accounts payable	224,986	176,744
Commissions payable	129,925	30,216
Management fee payable	612,698	314,556
Administrative fee payable	50,764	16,198
Service fees payable	327,144	229,428
Incentive fee payable	0	3,053,989
Redemptions payable	9,002,494	4,043,596
Subscriptions received in advance	42,756,357	23,079,459
Total liabilities	63,101,355	35,944,186
Total Capital (Net Asset Value)	407,287,047	259,047,478
	$470,388,402	$294,991,664

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Winton Futures Fund, L.P. (US) – Institutional Interests (continued)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Statements of Operations
Trading gains (losses)
Gain (loss) on trading of commodity futures contracts
Realized	$(27,278,715)	$4,702,235	$(26,224,491)	$21,462,282
Change in unrealized	2,287,928	8,943,783	(3,484,333)	6,557,140
Brokerage commissions	(1,529,130)	(142,193)	(2,022,585)	(255,114)
Gain (loss) from trading futures	(26,519,917)	13,503,825	(31,731,409)	27,764,308
Gain (loss) on trading securities
Realized	5,000	0	(3,188)	0
Change in unrealized	429,489	0	542,256	0
Gain from trading securities	434,489	0	539,068	0
Foreign currency translation gains (losses)	553,601	(20,774)	(751,542)	319,825
Total trading gains (losses)	(25,531,827)	13,483,051	(31,943,883)	28,084,133
Net investment income (loss)
Income
Interest income	783,711	958,284	1,210,454	1,932,828
Expenses
Incentive fees	0	2,686,346	4,718	5,616,723
Management and other fees	2,630,969	965,935	4,690,362	1,614,595
Operating expenses	449,995	80,414	772,235	84,613
Total expenses	3,080,964	3,732,695	5,467,315	7,315,931
Net investment income (loss)	(2,297,253)	(2,774,411)	(4,256,861)	(5,383,103)
Net income (loss)	$(27,829,080)	$10,708,640	$(36,200,744)	$22,701,030

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

The Partnership’s investment in Winton Futures Fund, L.P. (US) represents approximately 2.02% and 3.29% of the investee fund’s net asset value as of June 30, 2009 and December 31, 2008, respectively.

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

Note 10.	SUBSEQUENT EVENTS

The General Partner has evaluated subsequent events through August 12, 2009, the date these financial statements were issued. There are no subsequent events to disclose.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 10.	FINANCIAL HIGHLIGHTS

The following information presents non-restricted per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2009 and 2008.  This information has been derived from information presented in the financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Unit Performance - Non-restricted units (for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,934.87	$2,963.09	$3,139.86	$2,916.78
Income (loss) from operations:
Total trading and investing gains (losses) (1)	(37.56)	49.83	(182.36)	129.09
Net investment (loss) (1)	(72.41)	(48.81)	(132.60)	(81.76)
Total income (loss) from operations	(109.97)	1.02	(314.96)	47.33
Net asset value per unit at end of period	$2,824.90	$2,964.11	$2,824.90	$2,964.11
Total Return (4)	(3.75)%	0.03%	(10.03)%	1.62%
Ratios to average net asset value: (2), (5)
Expenses prior to incentive fees (3), (7)	8.17%	6.15%	7.35%	5.41%
Incentive fees (4)	0.46%	0.16%	0.75%	0.15%
Total expenses	8.63%	6.31%	8.10%	5.56%
Net investment (loss) (3), (6), (7)	(8.15)%	(5.98)%	(7.32)%	(5.26)%

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

(2)	Excludes the Partnership’s proportionate share of expenses and net investment income (loss) from investments in other commodity pools.
(3)	Annualized.
(4)	Not annualized.
(5)	Ratios for the three and six months ended June 30, 2008 are after the waiver of management fees by the General Partner, equal to 0.77% and 0.79%, respectively, of average net asset value.
(6)	Excludes incentive fees.
(7)	Excludes brokerage commissions.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 11.	FINANCIAL HIGHLIGHTS (CONTINUED)

The following information presents side pocket/restricted per unit operating performance data and other supplemental financial data for the two months ended February 28, 2009 and for the period April 1, 2008 (inception of side pocket/restricted units) to June 30, 2008.  This information has been derived from information presented in the financial statements.

	Two Months Ended February 28, 2009	Three Months Ended June 30, 2008
	(Unaudited)	(Unaudited)
Per Unit Performance – Side Pocket/Restricted units (for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,663.73	$2,963.09
Income (loss) from operations:
Total trading and investing gains (losses) (1)	42.27	(12.71)
Net investment (loss) (1)	(24.73)	(77.78)
Total income (loss) from operations	17.54	(90.49)
Net asset value per unit at end of period	$2,681.27 (6)	$2,872.60
Total Return (4)	0.66%	(3.05)%
Supplemental Data
Ratios to average net asset value: (2)
Expenses prior to incentive fees (3), (7)	5.53%	10.63%
Incentive fees (4)	0.00%	0.00%
Total expenses	5.53%	10.63%
Net investment (loss) (3), (5), (7)	(5.53%	(10.63)%

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

The Partnership records all investments at fair value in its financial statements in accordance with Statement of Financial Accounting Standard No. 157, Fair Value Measurements, with changes in fair value reported as a component of realized and change in unrealized trading gain (loss) and gain (loss) from investments in other commodity pools in the Statements of Operations.  Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (e.g., swap and forward contracts which are traded in the inter-bank market).

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

A.  LIQUIDITY:  Approximately 37% of the Partnership’s assets are highly liquid, such as cash and open futures contracts.  It is possible that extreme market conditions or daily price fluctuation limits at certain exchanges could adversely affect the liquidity of open futures contracts.  There are no restrictions on the liquidity of these assets except for amounts on deposit with the brokers needed to meet margin requirements on open futures contracts.  The other estimated 63% of the Partnership’s assets is invested in other commodity pools which are subject to certain restrictions.  The restrictions on withdrawals from these commodity pools typically include a 10 to 45 day written notice for withdrawals, monthly or quarterly redemptions and the commodity pools’ ability to limit or suspend redemptions.

As of January 31, 2008, the managing member of SHK Diversified LLC (“SHK”) temporarily suspended future redemptions resulting in the General Partner’s decision to establish a side pocket, effective April 1, 2008, for the Partnership’s interest in SHK.  Investor units attributed to SHK were segregated into and continued to be held in a side pocket (“Restricted”) while units not attributed to SHK continued to be available for redemption in cash (“Non-Restricted”).  Effective December 31, 2008, SHK paid the Partnership approximately half of the Partnership’s redemption proceeds, equal to $1,315,742, and effective February 28, 2009, SHK paid the Partnership the remaining half of the Partnership’s redemption proceeds equal to $1,335,258.  The side pocket/Restricted share class was subsequently cancelled with existing Units either redeemed or converted to Non-Restricted shares.

B.  CAPITAL RESOURCES:  Since the Partnership’s business is the purchase and sale of various commodity interests, it will make few, if any, capital expenditures.

The Partnership’s offering of Units of Limited Partnership Interest terminated in 1995.

C.  RESULTS OF OPERATIONS:  The Partnership’s net income (loss) for the three and six months ended June 30, 2009 and 2008 is as follows:

	2009	2008

Three months ended June 30,	$(672,500)	$(82,058)
Non-Restricted	(672,500)	1,507
Restricted	0	$(83,565)

Six months ended June 30,	$(1,914,418)	$255,441
Non-Restricted	(1,922,512)	339,006
Restricted	8,094	(83,565)

As of June 30, 2009, 6,041 Units are outstanding, including 184 General Partner Units, with an aggregate Net Asset Value of $17,063,170 ($2,824.90 per Unit).  This represents a decrease in Net Asset Value of $(2,437,859) compared with December 31, 2008.  The decrease was caused by a combination of partner redemptions and trading losses for the period.  Effective December 31, 2008, one-half of the 878 Restricted Units from the side pocket were either converted to Non-Restricted Units or redeemed.  Effective February 28, 2009, the second half of the Restricted Units were either converted to Non-Restricted

Units or redeemed.  As of February 28, 2009 the Partnership no longer had Restricted Units or a side-pocket.

As of June 30, 2008, 6,760 Units were outstanding, including 187 General Partner Units and 873 Restricted Units, with an aggregate Net Asset Value of $19,958,224.  The aggregate Net Asset Value includes the Non-Restricted Net Asset Value of $17,451,565 ($2,964.11 per Non-Restricted Unit) and the Restricted Units Net Asset Value of $2,506,659 ($2,872.60 per Restricted Unit).  This represented a decrease in the aggregate Net Asset Value of $(1,465,603) compared with December 31, 2007.  The decrease was caused by redemptions of limited partner units offsetting net income for the six months ended June 30, 2008.

Second Quarter 2009

The Partnership had losses for the quarter in interest rates, metals and certain agricultural commodities; gains were in stock indexes, certain agricultural commodities and energy.

The Partnership had a loss of 3.16% in April.  The Partnership had losses in interest rates, energy, currencies, certain agricultural commodities and metals; gains were in certain agricultural commodities and stock indexes.

The Partnership had a gain of 2.92% in May.  The Partnership had gains in currencies, certain agricultural commodities, energy, stock indexes and interest rates; losses were limited to metals and certain agricultural commodities.

The Partnership had a loss of 3.43% in June.  The Partnership had losses in certain agricultural commodities, interest rates, metals and currencies; gains were in certain agricultural commodities, energy and stock indexes.

The Partnership ended the quarter with a loss of 3.75%.

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

The Partnership is a Smaller Reporting Company as defined by Rule 229.10(f)(1) and therefore this item is not required.

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

The Partnership is a Smaller Reporting Company as defined by Rule 229.10(f)(1) and therefore this item is not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) Effective April 1, 2008, investor units attributed to the investment in SHK were segregated into and held in a side pocket due to SHK’s temporary suspension of redemptions, while units not attributed to SHK continued to be available for redemption in cash.  Effective February 28, 2009, SHK paid the Partnership the balance of the Partnership’s redemption proceeds.  The side pocket/Restricted share class was subsequently cancelled with existing Units either redeemed or converted to Non-Restricted shares.

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

The following table summarizes the redemptions, excluding those that are not effective until subsequent periods, by partners during the three months ended June 30, 2009 for Non-Restricted Units:

MONTH	UNITS REDEEMED	NAV PER UNIT

April 30, 2009	60	2,842.17

May 31, 2009	11	2,925.16

June 30, 2009	23	2,824.90

TOTAL	94

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits filed herewith:

31.01	Certification of Gary D. Halbert, President, pursuant to Rules 13a-14 and15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Debi B. Halbert, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Gary D. Halbert, President, pursuant to 18 U.S.C. Section1350 as enacted by Section 906 of The Sarbanes- Oxley Act of 2002.

32.02	Certification of Debi B. Halbert, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of The Sarbanes-OxleyAct of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROFUTURES DIVERSIFIED FUND, L.P.
(Registrant)

August 12, 2009	By /s/ GARY D. HALBERT
Date	Gary D. Halbert, President and Director
ProFutures, Inc.
General Partner

August 12, 2009	By /s/ DEBI B. HALBERT
Date	Debi B. Halbert, Chief Financial Officer,
Treasurer and Director
ProFutures, Inc.
General Partner