Form 10-Q
period 2009-09-30
PROFUTURES DIVERSIFIED FUND L P
filed 2009-11-13
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Yes ☐                                No ☒

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	2 – 14
Item 1.	Notes to Financial Statements	15 – 35
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36-41
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4T.	Controls and Procedures	42

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43-44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Submission of Matters to a Vote of Security Holders	44
Item 5.	Other Information	44
Item 6.	Exhibits	44
Signatures		45
Rule 13a–14(a)/15d–14(a) Certifications		46-47
Section 1350 Certifications		48-49

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
September 30, 2009 (Unaudited) and December 31, 2008 (Audited)
_________________

	September 30, 2009	December 31, 2008
ASSETS
Equity in broker trading accounts
Cash	$4,737,185	$6,035,775
Unrealized gain (loss) on open contracts	257,222	289,265

Deposits with broker	4,994,407	6,325,040

Cash	7,102	3,533
Investments in other commodity pools	10,501,241	12,583,933
Redemption receivable from other commodity pool	270,000	1,315,742

Total assets	$15,772,750	$20,228,248

LIABILITIES
Accounts payable	$77,020	$40,823
Commissions and other trading fees on open contracts	1,672	1,576
Incentive fees payable	0	185,497
Management fees payable (includes $49,013 and $129,324 payable to the General Partner at September 30, 2009 and December 31, 2008, respectively)	77,485	156,423
Redemptions payable	206,518	342,900

Total liabilities	362,695	727,219

PARTNERS’ CAPITAL (Net Asset Value)
Partners’ Capital (Non-restricted units):
General Partner – 184 and 173 units outstanding at September 30, 2009 and December 31, 2008, respectively	481,239	543,779
Limited Partners – 5,699 and 5,686 units outstanding at September 30, 2009 and December 31, 2008, respectively	14,928,816	17,851,493
Partners’ Capital (Side pocket/restricted units):
General Partner – 0 and 12 units outstanding at September 30, 2009 and December 31, 2008, respectively	0	32,232
Limited Partners – 0 and 403 units outstanding at September 30, 2009 and December 31, 2008, respectively	0	1,073,525

Total partners’ capital (Net Asset Value)	15,410,055	19,501,029

	$15,772,750	$20,228,248
See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2009 (Unaudited) and December 31, 2008 (Audited)
_________________

	September 30, 2009		December 31, 2008
	Fair Value	% of Net Asset Value	Fair Value	% of Net Asset Value
LONG FUTURES CONTRACTS(1)
Description
U.S. Agricultural	$(33,217)	(0.21)%	$67,037	0.34%
Currency	74,591	0.48%	0	0.00%
Energy	(3,160)	(0.02)%	20,667	0.10%
Interest rate	24,164	0.16%	188,883	0.97%
Metal	(1,560)	(0.01)%	0	0.00%
Stock index	(310)	0.00%	33,545	0.17%
Total U.S. long futures contracts	$60,508	0.40%	$310,132	1.58%

Foreign Agricultural	$19,958	0.13%	$1,226	0.01%
Interest rate	37,778	0.24%	18,911	0.10%
Total foreign long futures contracts	$57,736	0.37%	$20,137	0.11%

SHORT FUTURES CONTRACTS(1)
Description
U.S. Agricultural	$146,273	0.95%	$(45,260)	(0.23)%
Currency	2,268	0.01%	101	0.00%
Energy	(11,430)	(0.07)%	6,870	0.04%
Interest rate	0	0.00%	20,969	0.11%
Stock index	1,530	0.01%	(22,085)	(0.12)%
Total U.S. short futures contracts	$138,641	0.90%	$(39,405)	(0.20)%

Foreign Interest rate	$0	0.00%	$2,654	0.01%
Stock index	337	0.00%	(4,253)	(0.02)%
Total foreign short futures contracts	$337	0.00%	$(1,599)	(0.01)%

Total futures contracts	$257,222	1.67%	$289,265	1.48%

INVESTMENTS IN OTHER COMMODITY POOLS
SHK Diversified LLC(2)
Investment Objective To achieve capital appreciation by trading U.S. and Non U.S. futures and forward currency contracts	$0	0.00%	$1,315,743	6.75%
________________________
(1)
No individual futures contract position constitutes greater than 5% of the Partnership’s Net Asset Value at September 30, 2009 or December 31, 2008. Accordingly, the number of contracts and expiration dates are not presented.

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

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
September 30, 2009 (Unaudited) and December 31, 2008 (Audited)
_________________

	September 30, 2009		December 31, 2008
	Fair Value	% of Net Asset Value	Fair Value	% of Net Asset Value

INVESTMENTS IN OTHER COMMODITY POOLS (continued)

Valhalla Synergy Fund LLC
Investment Objective To achieve capital appreciation by trading U.S. and Non U.S. futures and forward currency contracts
Redemption Provisions Quarterly, with 45 days notice	$2,671,786	17.34%	$2,740,835	14.05%

Winton Futures Fund, L.P. (US) - Institutional Interests(1)
Investment Objective To achieve capital appreciation by trading U.S. and Non U.S. futures contracts
Redemption Provisions Monthly, with 15 days notice	7,829,455	50.81%	8,527,355	43.73%

Total investments in other commodity pools	$10,501,241	68.15%	$12,583,933	64.53%

________________________
(1) The General Partner of Winton Futures Fund, L.P. (US) is Altegris Portfolio Management, Inc., an affiliate of Altegris Investments, Inc.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
September 30, 2009 (Unaudited) and December 31, 2008 (Audited)
_________________

Proportional Share of Investments of Other Commodity Pools as of September 30, 2009(1)

Description	Investment Objective	Redemption Provisions	Fair Value	% of Net Asset Value

Valhalla Synergy Master Fund Ltd.
To achieve capital appreciation through the speculative trading of commodities, commodity futures contracts, options on futures contracts and commodities, and spot and forward contracts traded in U.S. and non-U.S. markets.
		Quarterly	$ 2,627,983	17.05%

U.S. Government Agency Bonds and Notes
Face Value	Description	Range of Maturity Dates	Fair Value	% of Net Asset Value

$1,197,403	Federal Home Loan Bank (0.24% - 2.05%)	11/2009 to 08/2011	$ 1,203,753	7.81%
$1,337,433	Federal National Mortgage Association (1.20% - 2.00%)	07/2010 to 09/2011	$ 1,344,032	8.72%

Open Long Futures Contracts
No. of Contracts	Description	Maturity Date	Fair Value	% of Net Asset Value

Metals
1	Copper	12/2009	$ (52)	0.00%

Open Long and Short Forward Contracts
No. of Contracts	Description	Range of Expiration Dates	Fair Value	% of Net Asset Value

Long Forward Contracts
Metals
439	Aluminum	10/2009 to 12/2012	$ (786,984)	(5.11)%
274	Copper	10/2009 to 12/2013	$ 8,078,399	52.42%

Short Forward Contracts
Metals
478	Aluminum	10/2009 to 12/2013	$ 98,359	0.64%
274	Copper	10/2009 to 12/2013	$ (7,799,620)	(50.61)%

______________________________________
(1)
Represents the Partnership’s proportional share of other commodity pools’ individual underlying investments and open futures and forward contracts which exceed 5% of the Partnership’s Net Asset Value at September 30, 2009.  In certain situations open futures contracts that are less then 5% of the Partnership’s Net Asset Value are presented to better indicate the Partnership’s net exposure to a particular underlying commodity.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
September 30, 2009 (Unaudited) and December 31, 2008 (Audited)
_________________

Proportional Share of Investments of Other Commodity Pools as of September 30, 2009 (cont.)(1)

Purchased Options on Forward Contracts
No. of Contracts	Description	Range of Expiration Dates	Fair Value	% of Net Asset Value

Metals
15	Aluminum	10/2009 to 12/2011	$ 59,532	0.39%
4	Copper	10/2009 to 12/2010	$ 40,212	0.26%

Written Options on Forward Contracts
No. of Contracts	Description	Range of Expiration Dates	Fair Value	% of Net Asset Value

Metals
19	Aluminum	10/2009 to 12/2011	$ (29,691)	(0.19)%
3	Copper	12/2009 to 12/2010	$ (42,408)	(0.28)%

Physical Inventory
	Description		Fair Value	% of Net Asset Value

Metals
	Aluminum		$ 510,461	3.31%

______________________________________
(1)	Represents the Partnership’s proportional share of other commodity pools’ individual underlying investments and open futures and forward contracts which exceed 5% of the Partnership’s Net Asset Value at September 30, 2009. In certain situations open futures contracts that are less then 5% of the Partnership’s Net Asset Value are presented to better indicate the Partnership’s net exposure to a particular underlying commodity.

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
		Quarterly	$ 2,734,502	14.02%
Money Market Mutual Fund Investments
Shares	Description	Cost	Fair Value	% of Net Asset Value
1,121,826	UBS Select Prime Institutional Fund	$ 1,121,826	$ 1,121,826	5.75%

U.S. Government Agency Bonds and Notes
Face Value	Description	Range of Maturity Dates	Fair Value	% of Net Asset Value

$1,278,210	Federal Home Loan Bank (0.03% - 4.35%)	01/2009 to 12/2010	$ 1,281,568	6.57%

Open Long and Short Futures Contracts
No. of Contracts	Description	Range of Expiration Dates	Fair Value	% of Net Asset Value
	Long Futures Contracts
	Metals
3	Copper	01/2009 to 05/2009	$ 9,130	0.05%
519	Gold	04/2009 to 12/2010	$ 1,747,460	8.96%
88	Silver	05/2009 to 07/2011	$ (593,490)	(3.04)%

	Short Futures Contracts
	Metals
9	Copper	02/2009 to 05/2009	$ (65,331)	(0.34)%
519	Gold	02/2009 to 06/2012	$ (2,537,283)	(13.01)%
88	Silver	03/2009 to 12/2011	$ (75,238)	(0.39)%

Open Long and Short Forward Contracts
No. of Contracts	Description	Range of Expiration Dates	Fair Value	% of Net Asset Value
	Long Forward Contracts
	Metals
394	Aluminum	01/2009 to 12/2012	$ 5,470,495	28.05%
121	Copper	01/2009 to 12/2011	$ 4,836,078	24.80%

	Short Forward Contracts
	Metals
349	Aluminum	01/2009 to 12/2012	$ (4,626,265)	(23.72)%
114	Copper	01/2009 to 12/2011	$ (4,446,044)	(22.80)%

______________________________________
(1)	Represents the Partnership’s proportional share of other commodity pools’ individual underlying investments and open futures and forward contracts which exceed 5% of the Partnership’s Net Asset Value at December 31, 2008. In certain situations open futures contracts that are less then 5% of the Partnership’s Net Asset Value are presented to better indicate the Partnership’s net exposure to a particular underlying commodity.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
September 30, 2009 (Unaudited) and December 31, 2008 (Audited)
_________________

Proportional Share of Investments of Other Commodity Pools as of December 31, 2008 (cont.)(1)
Purchased Options on Forward Contracts
No. of Contracts	Description	Range of Expiration Dates	Fair Value	% of Net Asset Value

	Metals
14	Aluminum	01/2009 to 12/2011	$ 126,957	0.65%
14	Copper	01/2009 to 12/2010	$ 235,909	1.21%

Written Options on Forward Contracts

No. of Contracts	Description	Range of Expiration Dates	Fair Value	% of Net Asset Value

	Metals
29	Aluminum	01/2009 to 12/2011	$ (105,759)	(0.54)%
14	Copper	01/2009 to 12/2010	$ (346,786)	(1.78)%

Physical Inventory
	Description		Fair Value	% of Net Asset Value

	Metals
	Aluminum		$ 32,010	0.16%
	Copper		$ 1,639,383	8.41%

______________________________________
(1)	Represents the Partnership’s proportional share of other commodity pools’ individual underlying investments and open futures and forward contracts which exceed 5% of the Partnership’s Net Asset Value at December 31, 2008. In certain situations open futures contracts that are less then 5% of the Partnership’s Net Asset Value are presented to better indicate the Partnership’s net exposure to a particular underlying commodity.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2009 and 2008 (Unaudited)
_________________

	Three Months Ended September 30,
	2009	2008	2008	2008
	Total	Non-restricted	Side pocket/ restricted	Total

TRADING AND INVESTING GAINS (LOSSES)
Gain (loss) from futures and options on futures trading
Realized	$(978,420)	$295,649	$0		$295,649
Change in unrealized	159,619	256,622	0		256,622
Brokerage commissions	(64,929)	(38,518)	0		(38,518)

Gain (loss) from futures and options on futures trading	(883,730)	513,753	0		513,753

Gain (loss) from investment in other commodity pools	(50,436)	(688,358)	125,746		(562,612)

Total trading and investing gains (losses)	(934,166)	(174,605)	125,746		(48,859)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	214	21,671	0		21,671

Expenses
Incentive fees	0	168,692	0		168,692
Management fees (includes $150,745, $154,948, $25,108 and $180,056 charged by the General Partner for the three months ended September 30, 2009 and 2008, respectively)	207,212	201,152	25,108		226,260
Operating expenses	95,998	86,489	13,857		100,346

Total expenses	303,210	456,333	38,965		495,298

General Partner management fees waived	0	0	0		0

Net expenses	303,210	456,333	38,965		495,298

Net investment income (loss)	(302,996)	(434,662)	(38,965)		(473,627)

NET INCOME (LOSS)	$(1,237,162)	$(609,267)	$86,781		$(522,486)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average number of units outstanding during the period of 6,010, 5,773 and 923, respectively)	$(205.85)	$(105.54)	$94.02	$	N/A (1)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(205.44)	$(100.89)	$93.97	$	N/A (1)

______________________________________
(1)	A total net income (loss) per general and limited partner unit and a total for the increase (decrease) in Net Asset Value per general and limited partner unit are not presented as the amounts are instead shown for each separate class of units.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF OPERATIONS (CONTINUED)
For the Nine Months Ended September 30, 2009 (Unaudited)
_________________

	Nine Months Ended September 30,
	2009	2009	2009
	Non-restricted	Side pocket/ restricted	Total
TRADING AND INVESTING GAINS (LOSSES)
Gain (loss) from futures and options on futures trading
Realized	$(1,059,562)	$0		$(1,059,562)
Change in unrealized	(32,043)	0		(32,043)
Brokerage commissions	(160,421)	0		(160,421)

Gain (loss) from futures and options on futures trading	(1,252,026)	0		(1,252,026)

Gain (loss) from investment in other commodity pools	(796,949)	19,515		(777,434)

Total trading and investing gains (losses)	(2,048,975)	19,515		(2,029,460)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	2,199	0		2,199

Expenses
Incentive fees	136,617	0		136,617
Management fees (includes $486,782, $7,714 and $494,496 charged by the General Partner for the nine months ended September 30, 2009, respectively)	654,471	7,714		662,185
Operating expenses	321,811	3,707		325,518

Total expenses	1,112,899	11,421		1,124,320

General Partner management fees waived	0	0		0

Net expenses	1,112,899	11,421		1,124,320

Net investment income (loss)	(1,110,700)	(11,421)		(1,122,121)

NET INCOME (LOSS)	$(3,159,675)	$8,094		$(3,151,581)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average number of units outstanding during the period of 6,064 and 462, respectively)	$(521.04)	$17.52	$	N/A (1)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(520.40)	$17.54	$	N/A (1)

______________________________________
(1)	A total net income (loss) per general and limited partner unit and a total for the increase (decrease) in Net Asset Value per general and limited partner unit are not presented as the amounts are instead shown for each separate class of units.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF OPERATIONS (CONTINUED)
For the Nine Months Ended September 30, 2008 (Unaudited)
_________________

	Nine Months Ended September 30,
	2008	2008	2008
	Non-restricted	Side pocket/ restricted	Total
TRADING AND INVESTING GAINS (LOSSES)
Gain (loss) from futures and options on futures trading
Realized	$(9,529)	$0		$(9,529)
Change in unrealized	321,201	0		321,201
Brokerage commissions	(83,045)	0		(83,045)

Gain (loss) from futures and options on futures trading	228,627	0		228,627

Gain (loss) from investment in other commodity pools	484,332	114,007		598,339

Total trading and investing gains (losses)	712,959	114,007		826,966

NET INVESTMENT INCOME (LOSS)
Income
Interest income	36,491	0		36,491

Expenses
Incentive fees	198,152	0		198,152
Management fees (includes $527,008, $50,217 and $577,225 charged by the General Partner for the nine months ended September 30, 2008, respectively)	586,615	50,217		636,832
Operating expenses	312,684	60,575		373,259

Total expenses	1,097,451	110,792		1,208,243

General Partner management fees waived	(77,739)	0		(77,739)

Net expenses	1,019,712	110,792		1,130,504

Net investment income (loss)	(983,221)	(110,792)		(1,094,013)

NET INCOME (LOSS)	$(270,262)	$3,215		$(267,047)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average number of units outstanding during the period of 6,397 and 923, respectively)	$(42.25)	$3.48	$	N/A (1)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(53.56)	$3.48	$	N/A (1)

______________________________________
(1)	A total net income (loss) per general and limited partner unit and a total for the increase (decrease) in Net Asset Value per general and limited partner unit are not presented as the amounts are instead shown for each separate class of units.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)
_________________

	Total
	Number of	Partners’ Capital
	Units	General	Limited	Total

Non-restricted units
Balances at December 31, 2008	5,859	$543,779	$17,851,493	$18,395,272

Transfer from side pocket/restricted	361	32,444	1,078,335	1,110,779

Net income (loss) for the nine months ended September 30, 2009		(94,984)	(3,064,691)	(3,159,675)

Redemptions	(337)	0	(936,321)	(936,321)

Balances at September 30, 2009	5,883	481,239	14,928,816	15,410,055

Side pocket/restricted units
Balances at December 31, 2008	415	$32,232	$1,073,525	$1,105,757

Transfer to non-restricted(1)	(414)	(32,444)	(1,078,335)	(1,110,779)

Net income (loss) for the nine months ended September 30, 2009		212	7,882	8,094

Redemptions(2)	(1)	0	(3,072)	(3,072)

Balances at September 30, 2009	0	0	0	0

Total Partners’ Capital (Net Asset Value) at September 30, 2009		$481,239	$14,928,816	$15,410,055

	Net Asset Value Per Unit
	Non-restricted units		Side pocket/restricted units
	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008

	$2,619.46	$3,139.86	$ N/A (3)	$2,663.73

______________________________________
(1)	Effective February 28, 2009, the managing member of SHK distributed the remaining portion of the Partnership’s investment in SHK to the Partnership, which was paid to the Partnership on March 16, 2009. As a result, the remaining units held in the side pocket/restricted units were transferred and converted to non-restricted units at the February 28, 2009 non-restricted net asset value per unit.
(2)	Represents the portion of the February 28, 2009 distribution from SHK related to partners who have completely redeemed from the Partnership and do not hold non-restricted units.
(3)	The side pocket/restricted unit class was terminated effective February 28, 2009. The side pocket/restricted net asset value per unit at February 28, 2009, prior to the termination, was $2,681.27.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) (CONTINUED)
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)
_________________

	Total
	Number of	Partners’ Capital
	Units	General	Limited	Total
Non-restricted units
Balances at December 31, 2007	7,345	$545,791	$20,878,036	$21,423,827

Transfer to side pocket/restricted	(923)	(71,709)	(2,664,700)	(2,736,409)

Net (loss) for the nine months ended September 30, 2008		(7,605)	(262,657)	(270,262)

Redemptions	(863)	0	(2,501,237)	(2,501,237)

Balances at September 30, 2008	5,559	$466,477	$15,449,442	$15,915,919

Side pocket/restricted units
Balances at December 31, 2007	0	$0	$0	$0

Transfer from non-restricted	923	71,709	2,664,700	2,736,409

Net income for the nine months ended September 30, 2008		85	3,130	3,215

Redemptions(1), (2)	(104)	0	(309,529)	(309,529)

Balances at September 30, 2008	819	$71,794	$2,358,301	$2,430,095

Total Partners’ Capital (Net Asset Value) at September 30, 2008		$538,271	$17,807,743	$18,346,014

	Net Asset Value Per Unit
	Non-restricted units		Side pocket/restricted units
	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007

	$2,863.22	$2,916.78	$2,966.57	$ N/A

______________________________________
(1)	Effective February 28, 2009, the managing member of SHK distributed the remaining portion of the Partnership’s investment in SHK to the Partnership, which was paid to the Partnership on March 16, 2009.
(2)	Side pocket/restricted unit redemptions have been recorded in accordance with the Statement of Financial Accounting Standards No. 150 (ASC Topic 480). Redemptions approved by the General Partner, prior to period end, that are not effective until subsequent periods are recorded in the current period.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)
_________________

	September 30,
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(3,151,581)	$(267,047)

Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities: (Gain) loss from investment in other commodity pools	777,434	(598,339)
Change in operating assets and liabilities (Increase) in cash deposits with broker	1,298,590	(4,083,201)
(Increase) in options premiums paid (received)	0	(32,775)
(Increase) decrease in unrealized gain (loss) on open contracts	32,043	(322,926)
Additions to investments in other commodity pools	(1,000,000)	(10,690,000)
Redemptions from other commodity pools	3,351,000	19,242,492
Increase (decrease) in accounts payable	36,197	(7,930)
Increase in commissions and other trading fees on open contracts	96	1,070
(Decrease) increase in incentive fees payable	(185,497)	168,692
(Decrease) increase in management fees payable	(78,938)	57,007

Net cash provided by (used in) operating activities	1,079,344	3,467,043

FINANCING ACTIVITIES
Redemptions paid	(1,075,775)	(3,467,957)

Net cash provided by (used in) financing activities	(1,075,775)	(3,467,957)

Net cash increase (decrease) for the period	3,569	(914)

Cash at beginning of the period	3,533	3,387

Cash at end of the period	$7,102	$2,473

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
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Method of Reporting (continued)

Effective July 1, 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), referred to as FASB ASC or the Codification, became the single source of U.S. generally accepted accounting principles (U.S. GAAP) for interim and annual periods ending after September 15, 2009.  Existing accounting standards are incorporated into the Codification and standards not incorporated into the Codification are considered nonauthoritative.

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Inputs are broadly defined under the Fair Value Measurements and Disclosures Topic of the Codification as assumptions market participants would use in pricing an asset or liability.  The three levels of the fair value hierarchy are described below:

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

The fair values of Level 1 financial instruments at September 30, 2009 and December 31, 2008, consisted of the following:

	September 30, 2009	December 31, 2008
Futures contracts	$ 257,222	$ 289,265

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

The fair values of Level 3 financial instruments at September 30, 2009 and December 31, 2008, consisted of the following:

	September 30, 2009	December 31, 2008
Investments in other commodity pools	$ 10,501,241	$ 12,583,933

The following table presents a reconciliation of the activity for the investments in other commodity pools:

Balance at January 1, 2008:	$16,889,459
Gain (loss) from investments in other commodity pools	1,347,709
Additions and redemptions, net	(5,653,235)
Transfers in and/or out of Level 3	0
Balance at December 31, 2008:	12,583,933
Gain (loss) from investments in other commodity pools	(777,434)
Additions and redemptions, net	(1,305,258)
Transfers in and/or out of Level 3	0
Balance at September 30, 2009:	$10,501,241

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Fair Value of Financial Instruments (continued)

The amount of income (loss) from investments in other commodity pools included in net income (loss) for the three and nine months ended September 30, 2009 and 2008 is reported as gain (loss) from investment in other commodity pools as a single amount in the statements of operations, as the Partnership accounts for its investments in other commodity pools pursuant to the equity method of accounting.  A reconciliation of the beginning and ending balances of the Partnership’s investments in other commodity pools, which are measured at fair value using significant Level 3 inputs during the three and nine months ended September 30, 2009 and 2008, is provided in Note 7. to the financial statements.

Gain (loss) from investment in other commodity pools includes $(714,149) and $780,220 attributable to the change in unrealized gain (loss) on the Partnership’s investments in other commodity pools held at September 30, 2009 and December 31, 2008, respectively.

Futures Contracts

Transactions are accounted for on the trade date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts (the difference between contract trade price and quoted market price) are reflected in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses.  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  Brokerage commissions on futures contracts and options on futures contracts include other trading fees and are charged to expense when contracts are opened.  Fair value of exchange-traded contracts is based upon exchange settlement prices.

Income Taxes

The Partnership is not subject to federal income taxes.  The Partnership prepares and files calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Partnership’s income, expenses and trading and investing gains or losses.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The 2006 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in total trading and investing gains (losses) in the statements of operations.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Redemptions of Units

Redemptions payable represent redemptions approved by the General Partner prior to the period end, including those that are not effective until subsequent periods.  These redemptions have been recorded as redemptions and redemptions payable, using the period end Net Asset Value per unit, in accordance with the provisions of the Equity Topic of the Codification.  The change in redemptions payable from the previous reporting period due to change in net asset value is reported in net income and then allocated.  Redemptions payable related to side pocket/restricted units at September 30, 2009 and December 31, 2008 are $0 and $124,216, respectively.

Derivative Instruments

The Partnership’s business is speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts and other commodity-related contracts (collectively, derivatives) pursuant to the trading and investment methodology of the General Partner.  The Partnership also invests in other commodity pools and is indirectly exposed to the speculative trading of U.S. and foreign futures contracts, physical commodities and securities within those other commodity pools.  The Partnership does not designate any derivative instruments as hedging instruments under the Derivative and Hedging Topic of the Codification nor are the derivative instruments used for other risk management purposes.  Due to the speculative nature of the Partnership’s derivative trading activity, the Partnership is subject to the risk of substantial losses from derivatives trading.

The following tables summarize quantitative information required by the Derivative and Hedging Topic of the Codification.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the statement of financial condition:

Derivatives not designed as hedging instruments as of September 30, 2009:
	Asset Derivatives*	Liability Derivatives*
	Fair Value	Fair Value	Net
Agricultural contracts	$263,931	$130,917	$133,014
Currency contracts	81,909	5,050	76,859
Energy contracts	0	14,590	(14,590)
Interest rate contracts	61,942	0	61,942
Metal contracts	0	1,560	(1,560)
Stock index contracts	4,095	2,538	1,557
	$411,877	$154,655	$257,222

*
The fair values of all asset and liability derivatives, including agricultural, currency, energy, interest rate and stock index contracts, are included in equity in broker trading accounts on the statement of financial condition.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Derivative Instruments (continued)

Trading Revenue For the Three and Nine Months Ended September 30, 2009			Trading Revenue For the Three and Nine Months Ended September 30, 2009
Type of Instrument	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Line Item in Statement of Operations	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Agricultural contracts	$(64,117)	$(405,251)	Realized	$(978,420)	$(1,059,562)
Currency contracts	(313,803)	(136,645)
Energy contracts	50,543	153,583	Change in unrealized	159,619	(32,043)
Interest rate contracts	(172,848)	(622,436)
Metal contracts	(1,560)	(100,226)
Stock index contracts	(317,016)	19,370

	$(818,801)	$(1,091,605)		$(818,801)	$(1,091,605)

For the three months ended September 30, 2009, the monthly average number of futures contracts bought and sold was approximately 3,900.  For the nine months ended September 30, 2009, the monthly average number of futures contracts bought and sold was approximately 3,200.

Interim Financial Statements

The unaudited financial statements of ProFutures Diversified Fund, L.P., as of September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008, have been prepared by us pursuant to the rules and regulations of the SEC.  The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in the opinion of management; necessary to fairly state the operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited financial statements should be read in conjunction with the notes to the financial statements contained in our 2008 Annual Report on Form 10-K/A filed with the SEC on April 27, 2009.

Recent Accounting Pronouncement

In September 2009, the FASB issued Accounting Standards Update No. 2009-12, an amendment to Subtopic 820-10, Fair Value Measurements and Disclosures, which permits, as a practical expedient, a reporting entity to measure the fair value of an investment in certain entities on the basis of the net asset value per share of the investment. The update is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Partnership is evaluating the impact this update will have on its financial statements.

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

Total management fees earned by ProFutures, Inc. for the nine months ended September 30, 2009 and 2008 were $494,496 and $577,225, respectively.  Such management fees earned for the three months ended September 30, 2009 and 2008 were $150,745 and $180,056, respectively.  Management fees payable to ProFutures, Inc. as of September 30, 2009 and December 31, 2008 were $49,013 and $129,324, respectively.  Management fees payable at September 30, 2009 and December 31, 2008 includes $0 and $74,672 payable to ProFutures, Inc. related to the side pocket/restricted unit class.

During the nine months ended September 30, 2009 and 2008, the General Partner waived $0 and $77,739, respectively, of its monthly management fee related to the value of the Partnership’s net assets invested in ProFutures Strategic Allocation Trust (the Trust), an affiliated fund also managed by ProFutures, Inc.  The General Partner considered this waiver of management fees necessary given ProFutures, Inc. received a 2% per annum administration fee from the Trust.  The Partnership fully redeemed from the Trust as of May 31, 2008.

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

The consulting fee (included in management fees in the statement of operations) earned by the Consultants for the nine months ended September 30, 2009 and 2008 totaled $8,168 and $8,745, respectively, and $2,357 and $3,765 for the three months ended September 30, 2009 and 2008, respectively.  The consulting fee payable (included in management fees payable in the statement of financial condition) to the Consultants as of September 30, 2009 and December 31, 2008 was $711 and $1,880, respectively.  In addition to the monthly consulting fee, the Consultants earn commissions for introducing the Partnership to certain commodity trading advisors and other commodity pools based on the number of trades entered on behalf of the Partnership.

Note 4.	COMMODITY TRADING ADVISORS

The Partnership has trading advisory contracts with commodity trading advisors to furnish investment management services to the Partnership.  These trading advisors typically receive management fees ranging from 0% to 2% annually of Allocated Net Asset Value (as defined in each respective trading advisory agreement).  In addition, the commodity trading advisors typically receive quarterly incentive fees ranging from 20% to 25% of Trading Profits (as defined).  Total management fees earned by the trading advisors amounted to $159,521 and $50,862 for the nine months ended September 30, 2009 and 2008, respectively.  Such management fees earned by the trading advisor for the three months ended September 30, 2009 and 2008 were $54,110 and $42,439, respectively.  Total incentive fees earned by the trading advisors amounted to $136,617 and $198,152 for the nine months ended September 30, 2009 and 2008, respectively.  Such incentive fees earned by the trading advisor for the three months ended September 30, 2009 and 2008 were $0 and $168,692, respectively.

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

Summarized information for these investments is as follows:

	ProFutures Strategic Allocation Trust	SHK Diversified LLC	Valhalla Synergy Fund LLC	Winton Futures Fund, L.P. (US)	Totals
Net Asset Value December 31, 2008	$0	$1,315,743	$2,740,835	$8,527,355	$12,583,933
Additions	0	0	0	1,000,000	1,000,000
Income (loss)	0	19,515	(69,049)	(727,900)	(777,434)
Redemptions	0	(1,335,258)	0	(970,000)	(2,305,258)
Net Asset Value September 30, 2009	$0	$0	$2,671,786	$7,829,455	$10,501,241
Income (loss)
Quarter 1, 2009	$0	$19,515	$31,822	$(206,395)	$(155,058)
Quarter 2, 2009	0	0	34,614	(606,554)	(571,940)
Quarter 3, 2009	0	0	(135,485)	85,049	(50,436)
Income (loss) for the nine months ended	$0	$19,515	$(69,049)	$(727,900)	$(777,434)
Net Asset Value December 31, 2007	$5,495,004	$3,117,286	$4,419,668	$3,857,501	$16,889,459
Additions	4,500,000	0	0	5,800,000	10,300,000
Income (loss)	567,489	(166,870)	381,646	(183,926)	598,339
Redemptions	(10,562,493)	(100,000)	(2,100,000)	(2,180,000)	(14,942,493)
Net Asset Value September 30, 2008	$0	$2,850,416	$2,701,314	$7,293,575	$12,845,305
Income (loss)
Quarter 1, 2008	$516,123	$(280,877)	$454,755	$299,673	$989,674
Quarter 2, 2008	51,366	(11,739)	5,734	125,916	171,277
Quarter 3, 2008	0	125,746	(78,843)	(609,515)	(562,612)
Income (loss) for the nine months ended	$567,489	$(166,870)	$381,646	$(183,926)	$598,339

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

Condensed financial information for the five month period ended May 31, 2008 is as follows (the Partnership fully redeemed from the Trust as of May 31, 2008):

Five Months Ended May 31, 2008
(Unaudited)
Statement of Operations
Trading and investing gains (losses)
Realized	$(101,694)
Change in unrealized	456,850
Brokerage commissions	(12,745)
Total trading gains	342,411
Gain from investment in other commodity pools	981,259
Total trading and investing gains	1,323,670
Net investment income (loss)
Income
Interest income	47,506
Expenses
Incentive fees	0
Management and other fees	217,083
Other expenses	63,591
Total expenses	280,674
Net investment (loss)	(233,168)
Net income	$1,090,502

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

The Partnership’s investment in SHK is stated at $0 and $1,315,743 at September 30, 2009 and December 31, 2008, respectively, and its proportionate share in the earnings (losses) of this investment for the nine months ended September 30, 2009 and 2008 of $19,515 and $(166,870), respectively, is included in net income (loss) for the periods then ended.  The Partnership’s proportionate share in the earnings (losses) of this investment for the three months ended September 30, 2008 is $125,746.

The General Partner established a side pocket for the Partnership’s interest in SHK effective April 1, 2008, until such time as these funds could be released and valued with a reasonable degree of certainty.  Investor units attributed to SHK were segregated into a side pocket while units not attributed to SHK continued to be available for redemption.  Redemptions were paid in cash for the portion of the Partnership’s net assets not attributed to SHK while the net assets attributed to SHK were held in the side pocket.  The side pocket/restricted unit class also bore its proportionate share of the Partnership’s expenses, as well as all expenses directly related to this class’ establishment and operation.  Effective February 28, 2009, the side pocket/restricted unit class was terminated after all proceeds were received from the Partnership’s investment in SHK.

Investors in SHK are charged management fees of 6.00% per annum (in 2008, voluntarily reduced to 3.00% per annum by the Managing Member of SHK) and a profit share of 25% of trading profits.  For the nine months ended September 30, 2009, the Partnership’s proportionate share of management fees and profit share charged by SHK was approximately, $6,700 and $0, respectively.  For the nine months ended September 30, 2008, the Partnership’s proportionate share of management fees and profit share charged by SHK was approximately $61,900 and $0, respectively.  For the three months ended September 30, 2008, the Partnership’s proportionate share of management fees and profit share charged by SHK was approximately $21,400 and $0, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)
SHK Diversified LLC (continued)
Condensed financial information as of December 31, 2008 and for the two month period ended February 28, 2009 and the three and nine month periods ended September 30, 2008 is as follows:

December 31, 2008
(Audited)
Statement of Financial Condition
Assets
Money market funds	$ 34,078,075
Equity in broker trading accounts
Cash (due to broker)	58,214,842
Unrealized gain (loss) on open contracts	(33,879,348)
Deposits with broker	58,413,569
Other assets	22,000
Total assets	$ 58,435,569
Liabilities
Accounts payable	$ 55,534
Commissions payable	54,229
Management fee payable	124,048
Incentive fee payable	4,686
Subscription received in advance	0
Redemptions payable	29,098,536
Total liabilities	29,337,033
Total Capital (Net Asset Value)	29,098,536
$ 58,435,569

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

SHK Diversified LLC (continued)
	Two Months Ended February 28, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Statements of Operations
Trading gains (losses)
Realized	$(10,063,882)	$271,325,643	$319,459,425
Change in unrealized	10,768,533	(267,542,315)	(319,536,117)
Brokerage commissions	(89,581)	(783,653)	(3,082,170)
Total trading gains (losses)	615,070	2,999,675	(3,158,862)
Net investment income (loss)
Income
Interest income and dividend income	13,459	303,177	1,027,392

Expenses
Incentive fees	0	0	0
Management and other fees	126,078	402,670	1,163,458
Operating expenses	48,631	55,100	170,504
Total expenses	174,709	457,770	1,333,962
Net investment income (loss)	(161,250)	(154,593)	(306,570)
Net income (loss)	$453,820	$2,845,082	$(3,465,432)

Management of the Partnership believes the accounting policies utilized by SHK are consistent in all material respects with those utilized by the Partnership.

The Partnership’s investment in SHK represents approximately 0% and 4.5% of the investee fund’s net asset value as of September 30, 2009 and December 31, 2008, respectively.

Valhalla Synergy Fund LLC

Valhalla Synergy Fund LLC invests substantially all of its assets through a “master-feeder” structure into Valhalla Synergy Master Fund Ltd. (the Master Fund), a Cayman Islands exempted company. Valhalla Synergy Fund LLC pays to the manager of the Master Fund a management fee of 2.00% per annum and an annual profit participation allocation of 20% of trading profits.  For the nine months ended September 30, 2009, the Partnership’s proportionate share of management fees and profit participation allocation charged by the Master Fund were approximately $41,700 and $0, respectively.  For the three months ended September 30, 2009, the Partnership’s proportionate share of management fees and profit participation allocation charged by the Master Fund were approximately $13,900 and $(16,600), respectively.  For the nine months ended September 30, 2008, the Partnership’s proportionate share of management fees and profit participation allocation charged by the Master Fund were approximately $56,400 and $53,000, respectively.  For the three months ended September 30, 2008, the Partnership’s proportionate share of management fees and profit participation allocation charged by the Master Fund were approximately $14,500 and $(38,000), respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Valhalla Synergy Fund LLC (continued)

Valhalla Synergy Fund LLC condensed financial information primarily consists of its investment in the Master Fund and income or loss is allocated from the Master Fund to Valhalla Synergy Fund LLC.

Valhalla Synergy Fund LLC net assets at September 30, 2009 and December 31, 2008 are $41,881,145 and $48,707,147, respectively.  Total net income for the nine months ended September 30, 2009 and 2008 is $(1,022,131) and $4,462,393, respectively.  Total net income for the three months ended September 30, 2009 and 2008 is $(2,167,204) and $(1,622,957), respectively.

The Partnership’s investment in Valhalla Synergy Fund LLC represents approximately 6.38% and 5.63% of the investee fund’s net asset value as of September 30, 2009 and December 31, 2008, respectively.  In September 2009, the Partnership requested a redemption of $500,000 from Valhalla Synergy Fund LLC effective December 31, 2009.

Management of the Partnership believes the accounting principles utilized by Valhalla Synergy Fund LLC are consistent in all material respects with those utilized by the Partnership.

Winton Futures Fund, L.P. (US) – Institutional Interests

Institutional Interests of Winton Futures Fund, L.P. (US) (formerly Class B Interests through May 2008) are charged management fees of 1.75% annually and incentive fees of 20% of trading profits.  For the nine months ended September 30, 2009, the Partnership’s proportionate share of management fees and incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $113,000 and $0, respectively.  For the three months ended September 30, 2009, the Partnership’s proportionate share of management fees and incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $35,000 and $0, respectively.  For the nine months ended September 30, 2008, the Partnership’s proportionate share of management fees and incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $55,000 and $103,000, respectively.  For the three months ended September 30, 2008, the Partnership’s proportionate share of management fees and incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $33,000 and $0, respectively.

The CPO Consultant is the General Partner of Winton Futures Fund, L.P. (US).

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Winton Futures Fund, L.P. (US) – Institutional Interests (continued)

Condensed financial information as of September 30, 2009 and December 31, 2008 and for the three and nine month periods ended September 30, 2009 and 2008 is as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Statements of Financial Condition
Assets
Equity in Newedge USA, LLC account
Cash	$39,742,269	$154,396,738
Unrealized gain on open commodity futures contracts	15,248,892	4,174,311
Long options (cost – $23,605 and $0)	15,253	0
Deposits with broker	55,006,414	158,571,049
Cash and cash equivalents	19,449,065	3,384,626
Investment securities at value
(cost – $419,001,661 and $132,744,996)	419,996,260	132,860,018
Other assets	681,100	175,971
Total assets	$495,132,839	$294,991,664
Liabilities
Short options (proceeds – $54,120 and $0)	$44,065	$0
Payable for securities purchased	0	5,000,000
Accounts payable	221,026	176,744
Commissions payable	118,705	30,216
Management fee payable	694,164	314,556
Administrative fee payable	61,957	16,198
Service fees payable	373,428	229,428
Incentive fee payable	292,980	3,053,989
Redemptions payable	3,218,104	4,043,596
Subscriptions received in advance	19,322,230	23,079,459
Total liabilities	24,346,659	35,944,186
Total Capital (Net Asset Value)	470,786,180	259,047,478
	$495,132,839	$294,991,664

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 7.       INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Winton Futures Fund, L.P. (US) – Institutional Interests (continued)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Statements of Operations
Trading gains (losses)
Gain (loss) on trading of commodity futures and options contracts
Realized	$(6,676,953)	$(8,183,891)	$(32,901,444)	$13,598,216
Change in unrealized	14,560,617	(7,827,198)	11,076,284	(1,270,058)
Brokerage commissions	(1,709,663)	(141,601)	(3,732,248)	(396,715)
Gain (loss) from trading futures	6,174,001	(16,152,690)	(25,557,408)	11,931,443
Gain (loss) on trading of securities
Realized	0	162	(3,188)	162
Change in unrealized	327,321	(278,747)	869,577	(278,747)
Gain (loss) from trading securities	327,321	(278,585)	866,389	(278,585)
Foreign currency translation gains (losses)	428,566	(466,259)	(322,976)	(146,434)
Total trading gains (losses)	6,929,888	(16,431,275)	(25,013,995)	11,652,858
Net investment income (loss)
Income
Interest income	913,735	1,120,176	2,124,189	3,053,004
Expenses
Incentive fees	292,980	14,473	297,698	5,631,196
Management and other fees	3,272,870	1,258,548	8,187,345	2,873,143
Operating expenses	335,387	136,704	883,509	221,317
Total expenses	3,901,237	1,409,725	9,368,552	8,725,656
Net investment income (loss)	(2,987,502)	(289,549)	(7,244,363)	(5,672,652)
Net income (loss)	$3,942,386	$(16,720,824)	$(32,258,358)	$5,980,206

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

The Partnership’s investment in Winton Futures Fund, L.P. (US) represents approximately 1.66% and 3.29% of the investee fund’s net asset value as of September 30, 2009 and December 31, 2008, respectively.

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

As the Partnership deposits all of its equity in broker trading accounts with MFG, the Partnership has a concentration of credit risk with MFG.  The following details both (i) the maximum amount of loss the Partnership would incur due to the complete failure by MFG to perform according to the terms of the applicable contractual agreements, with such maximum amount of loss being based on the gross fair values of the financial instruments held by MFG, and; (ii) the maximum risk of loss of other assets (excluding financial instruments) held by MFG:

	Maximum Risk of Loss
Broker	Financial Instruments	Other Assets	Total
MFG	$257,222	$4,737,185	$4,994,407

The above maximum amount of risk of loss of financial instruments does not take into account unlimited liability on contracts sold short and adverse market movements subsequent to September 30, 2009.  Accordingly, the maximum amount of risk of loss could be materially greater.

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

The General Partner has evaluated subsequent events through November 13, 2009, the date these financial statements were issued. There are no subsequent events to disclose.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 10.     FINANCIAL HIGHLIGHTS

The following information presents non-restricted per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2009 and 2008.  This information has been derived from information presented in the financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Unit Performance - Non-restricted units (for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,824.90	$2,964.11	$3,139.86	$2,916.78
Income (loss) from operations:
Total trading and investing gains (losses)(1)	(155.02)	(25.60)	(337.24)	100.13
Net investment income (loss)(1)	(50.42)	(75.29)	(183.16)	(153.69)
Total income (loss) from operations	(205.44)	(100.89)	(520.40)	(53.56)
Net asset value per unit at end of period	$2,619.46	$2,863.22	$2,619.46	$2,863.22
Total Return(4)	(7.27)%	(3.40)%	(16.57)%	(1.84)%
Ratios to average net asset value:(2), (5)
Expenses prior to incentive fees(3), (7)	7.39%	6.96%	7.36%	5.87%
Incentive fees(4)	0.00%	1.02%	0.77%	1.06%
Total expenses	7.39%	7.98%	8.13%	6.93%
Net investment income (loss)(3), (6), (7)	(7.38)%	(6.44)%	(7.34)%	(5.61)%

Total returns are calculated based on the change in value of a unit during the period.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

______________________________________
(1)
The net investment income (loss) per unit is calculated by dividing the net investment income (loss) by the average number of units outstanding during the period.  Total trading and investing gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.  Such balancing amount may differ from the calculation of total trading and investing gains (losses) per unit due to the timing of trading and investing gains and losses during the period relative to the number of units outstanding.

(2)	Excludes the Partnership’s proportionate share of expenses and net investment income (loss) from investments in other commodity pools.
(3)	Annualized.
Not annualized.
(5)	Ratios for the three and nine months ended September 30, 2008 are after the waiver of management fees by the General Partner, equal to 0.00% and 0.56%, respectively, of average net asset value.
(6)	Excludes incentive fees.
(7)	Excludes brokerage commissions.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 11.     FINANCIAL HIGHLIGHTS (CONTINUED)

The following information presents side pocket/restricted per unit operating performance data and other supplemental financial data for the two months ended February 28, 2009, the three months ended September 30, 2008 and for the period April 1, 2008 (inception of side pocket/restricted units) to September 30, 2008.  This information has been derived from information presented in the financial statements.

	Two Months Ended February 28, 2009	Three Months Ended September 30, 2008	Six Months Ended September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Per Unit Performance – Side Pocket/Restricted units (for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,663.73	$2,872.60	$2,963.09
Income (loss) from operations:
Total trading and investing gains (losses)(1)	42.27	136.16	123.45
Net investment income (loss)(1)	(24.73)	(42.19)	(119.97)
Total income (loss) from operations	17.54	93.97	3.48
Net asset value per unit at end of period	$2,681.27	$2,966.57	$2,966.57
Total Return(4)	0.66%	3.27%	0.12%
Supplemental Data
Ratios to average net asset value:(2)
Expenses prior to incentive fees(3), (7)	5.53%	5.73%	8.17%
Incentive fees(4)	0.00%	0.00%	0.00%
Total expenses	5.53%	5.73%	8.17%
Net investment income (loss)(3), (5), (7)	(5.53)%	(5.73)%	(8.17)%

Total returns are calculated based on the change in value of a unit during the period.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

______________________________________
(1)
The net investment income (loss) per unit is calculated by dividing the net investment income (loss) by the average number of units outstanding during the period.  Total trading and investing gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.  Such balancing amount may differ from the calculation of total trading and investing gains (losses) per unit due to the timing of trading and investing gains and losses during the period relative to the number of units outstanding.

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

A.  LIQUIDITY:  Approximately 32% of the Partnership’s assets are highly liquid, such as cash and open futures contracts.  It is possible that extreme market conditions or daily price fluctuation limits at certain exchanges could adversely affect the liquidity of open futures contracts.  There are no restrictions on the liquidity of these assets except for amounts on deposit with the brokers needed to meet margin requirements on open futures contracts.  The other estimated 68% of the Partnership’s assets is invested in other commodity pools which are subject to certain restrictions.  The restrictions on withdrawals from these commodity pools typically include a 15 to 45 day written notice for withdrawals, monthly or quarterly redemptions and the commodity pools’ ability to limit or suspend redemptions.

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
The Partnership’s offering of Units of Limited Partnership Interest terminated in 1995.
C. RESULTS OF OPERATIONS: The Partnership’s net income (loss) for the three and nine months ended September 30, 2009 and 2008 is as follows:

	2009	2008
Three months ended September 30,	$(1,237,162)	$(522,486)
Non-Restricted	(1,237,162)	(609,267)
Restricted	0	86,781

Nine months ended September 30,	$(3,151,581)	$(267,047)
Non-Restricted	(3,159,675)	(270,262)
Restricted	8,094	3,215

As of September 30, 2009, 5,883 Units are outstanding, including 184 General Partner Units, with an aggregate Net Asset Value of $15,410,055 ($2,619.46 per Unit).  This represents a decrease in Net Asset Value of ($4,090,974) compared with December 31, 2008.  The decrease was caused by a combination of partner redemptions and trading losses for the period. Effective December 31, 2008, one-half of the 878 Restricted Units from a side pocket were either converted to Non-Restricted Units or redeemed.  Effective February 28, 2009, the second half of the Restricted Units were either converted to Non-

Restricted Units or redeemed. As of February 28, 2009 we no longer have Restricted Units or a side-pocket.

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

Third Quarter 2009
The Partnership had losses for the quarter in certain agricultural commodities, currencies, interest rates, and in stock indexes; gains were in certain agricultural commodities, metals and energy.

The Partnership had a loss of 3.98% in July.  The Partnership had losses in the stock indexes, certain agricultural commodities, interest rates, metals currencies and energy; with no gains for the month.

The Partnership had a loss of 1.96% in August. The Partnership had losses in currencies and interest rates; gains were in energy, stock indexes and certain agricultural commodities.
The Partnership had a loss of 1.50% in September. The Partnership had losses in energy, stock indexes and certain agricultural commodities; gains were in interest rates, currencies and metals.
The Partnership ended the quarter with a loss of 7.27%.
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

The following table summarizes the redemptions, excluding those that are not effective until subsequent periods, by partners during the three months ended September 30, 2009 for Non-Restricted Units:

MONTH	UNITS REDEEMED	NAV PER UNIT
July 31, 2009	14	2,712.53
August 31, 2009	65	2,659.30
September 30, 2009	78	2,619.46
TOTAL	157

Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Submission of Matters to a Vote of Security Holders.
None.
Item 5.	Other Information.
None.
Item 6.	Exhibits.
Exhibits filed herewith:
	31.01	Certification of Gary D. Halbert, President, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
	31.02	Certification of Debi B. Halbert, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
	32.01	Certification of Gary D. Halbert, President, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of The Sarbanes- Oxley Act of 2002.
	32.02	Certification of Debi B. Halbert, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROFUTURES DIVERSIFIED FUND, L.P. (Registrant)
November 13, 2009	By /s/ GARY D. HALBERT
Date	Gary D. Halbert, President and Director ProFutures, Inc. General Partner

November 13, 2009	By /s/ DEBI B. HALBERT
Date	Debi B. Halbert, Chief Financial Officer, Treasurer and Director ProFutures, Inc. General Partner