Form 10-K
period 2009-12-31
PROFUTURES DIVERSIFIED FUND L P
filed 2010-04-15
CIK 812192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

_______________________

Copies to:
William Kerr
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
Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
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

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Financial Statements for the Years ended December 31, 2009 and 2008 with Reports of Independent Registered Public Accounting Firms, the annual report to securities holders for the fiscal year ended December 31, 2009, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.  Portions of the Registrant’s Prospectus dated July 31, 1994 and Supplement dated January 31, 1995 Post-Effective Amendment No. 3 dated June 23, 1995 also are incorporated by reference in Part I, Part II, Part III and Part IV of this Form 10-K.

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

Trading Activity

ProFutures, Inc., a Texas corporation, is the General Partner of the Partnership which administers the business and affairs of the Partnership (exclusive of its trading operations).  Trading decisions are made by independent Commodity Trading Advisors (“CTAs”) chosen by the General Partner.  At December 31, 2009, there were two CTAs utilized via investing in commodity pools and four CTAs that were directly allocated Partnership assets for trading: Winton Futures Fund, L.P. (US), Valhalla Synergy Fund LLC, Cabana Capital Management Pty Ltd., Clarke Capital Management Inc., Haar Capital Management LLC and Paskewitz Asset Management LLC (collectively, the “Advisors”).  All CTA advisory fees are paid by the Partnership, including the Partnership’s proportionate share of advisory fees to the commodity pools.  Advisors may be changed from time to time by the General Partner.

Effective January 29, 2010, the Partnership terminated its advisory agreement with Clarke Capital Management Inc.  Effective February 1, 2010, the Partnership submitted a full redemption request for its investment in Valhalla Synergy Fund LLC to be effective March 31, 2010.  Effective March 1, 2010, the Partnership made an initial investment of $1,500,000 in APM-QIM Futures Fund, L.P., a commodity pool.

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

The objective of the Partnership is to achieve appreciation of its assets through speculative trading of futures contracts.  It ordinarily maintains open positions for a relatively short period of time.  The Partnership’s ability to make a profit depends largely on the success of the Advisors in identifying market trends and price movements and buying or selling accordingly.

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

Investment in Other Commodity Pools

The Partnership has invested in other commodity pools for primarily two reasons.  The General Partner believes that many CTAs are trending toward the use of funds rather than individual managed accounts.  Many of the top tier CTAs only offer their investment management through one of their funds (i.e., Winton Futures Fund, L.P. (US)).  They do not want investors to know the specifics of their daily trading positions, so no one can duplicate their methodology.

The top tier CTAs often require at least a $10 million trading level.  The Partnership net asset value is about $14 million, with a trading level as high as $20 million.  The minimum trading levels for these top tier CTAs require a higher allocation than desired for diversification and management of risk to the partners.  The minimum investment for the commodity pools ranges from $50,000 to $1 million.  The replacement of CTA managed accounts with funds potentially allows for greater diversification, less risk and increased flexibility in managing the Partnership.

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

The Partnership has a consulting agreement with Altegris Investments, Inc. and Altegris Portfolio Management, Inc. (collectively, “Altegris”), whereby Altegris will recommend the selection and termination of the Advisors and the allocation and reallocation of the Partnership’s assets.  Pursuant to this consulting agreement, Altegris receives a monthly consulting fee equal to 0.0208% (0.25% annually) of the Partnership’s month-end Net Asset Value (as defined in the consulting agreement) except for certain net assets of the Partnership invested with managers affiliated with Altegris.  In addition, the net assets of the Partnership invested with a certain commodity trading advisor are excluded from the month-end Net Asset

Value when computing the consulting fees due to Altegris since Altegris earns a percentage of such commodity trading advisor’s incentive fees.  The consulting fee (included in management fees in the statement of operations) earned by Altegris totaled $10,119 and $10,683 for the years ended December 31, 2009 and 2008, respectively.

The current CTAs (six CTAs with two utilized via investing in other commodity pools as of December 31, 2009) receive management fees ranging from 0% to 2% annually of Allocated Net Asset Value (as defined in the trading advisory contracts).  Each of the CTAs receives a quarterly incentive fee ranging from 20% to 25% of Trading Profits (as defined).  The quarterly incentive fees are payable only on cumulative profits achieved by each CTA.  For example, if one of the CTAs to the Partnership experiences a loss after an incentive fee payment is made, that CTA retains such payments but receives no further incentive fees until such CTA has recovered the loss and then generated subsequent Trading Profits since the last incentive fee was paid such CTA.  An incentive fee may be paid to one CTA but the Partnership may experience no change or a decline in its Net Asset Value because of the performance of another CTA.  The General Partner may allocate or reallocate the Partnership’s assets at any time among the current CTAs or any others that may be selected.  Upon termination of a CTA’s contract, or at any other time in the discretion of the General Partner, the Partnership may employ other CTAs whose compensation may be calculated without regard to the losses which may be incurred by the present CTAs.  Similarly, the Partnership may renew its relationship with each CTA on the same or different terms.

The Partnership is obligated to pay its periodic operating expenses, consisting substantially of preparation of the Limited Partners’ tax return information, filing and recording charges, legal, printing, accounting and auditing fees plus non-recurring expenses.  Those periodic recurring expenses are estimated at approximately 2.3% of the Partnership’s average annual Net Asset Value.  Non-recurring expenses, not included within these estimates, include expenses associated with significant litigation including, but not limited to, class action suits, suits involving the indemnification provisions of the Agreement of the Limited Partnership or any other agreement to which the Partnership is a party; by their nature, the dollar amount of non-recurring expenses cannot be estimated.

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

Item 3.                  Legal Proceedings.

(a)           The Partnership and the General Partner are not a party to any pending material legal proceedings.

(b)           None.

Item 4.                  (Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           There is no established public trading market for the securities.

The Partnership has filed a registration statement with the SEC for the sale of up to $38,547,364 in Units.  Such registration statement became effective as of July 31, 1994.  This offering was extended on January 31, 1995 and continued through April 30, 1995.  On June 23, 1995, Post-Effective Amendment No. 3 was filed to deregister $20,721,920 in Units.  As of December 31, 2009, a total of 5,409 non-restricted Units are outstanding and held by 378 Unit holders, including 184 non-restricted Units held by the General Partner and its principals.  During the calendar year 2009, a total of 811 non-restricted Units and 1 restricted Unit were redeemed.  Of the 811 non-restricted Units redeemed, 2 non-restricted Units are pending redemption, which are not effective until January 31, 2010.  Effective February 28, 2009, 414 restricted Units were transferred and converted to 361 non-restricted Units.  There are no restricted Units outstanding.  As of February 28, 2010, a total of 5,321 non-restricted Units are outstanding and held by 371 Unit holders, including 184 Units held by the General Partner and its principals.

The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to its Unit holders.  The General Partner made no distributions as of December 31, 2009, or as of the date hereof.  A Limited Partner may request and receive redemption of Units subject to restrictions in the limited partnership agreement.  The General Partner may suspend the determination of Net Asset Value and redemptions under certain circumstances, including the closure or suspension of trading on any relevant exchange, the suspension of redemptions by a commodity pool in which the Partnership invests or a breakdown in the means normally employed by the General Partner to value assets.

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

The Partnership records all investments at fair value in its financial statements in accordance with Fair Value Measurements and Disclosures of the Accounting Standards Codification with changes in fair value reported as a component of realized and change in unrealized trading gain (loss) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (e.g. swap and forward contracts which are traded in the inter-bank market).

The fair value of exchange-traded contracts is based upon exchange settlement prices.  The fair value of the Partnership’s investments in other commodity pools are ordinarily determined by each commodity pool in accordance with such commodity pool’s valuation policies as reported by its management at the time of the Partnership’s valuation.  Generally, the fair value of the Partnership’s investment in a commodity pool represents the amount that the Partnership could reasonably expect to receive from such commodity pool if the Partnership’s investment was redeemed at the time of valuation (generally the net asset value of the commodity pool), based on information reasonably available at the time the valuation is made and that the partnership believes to be reliable.

(a)           Liquidity.  Approximately 31% of the Partnerships’ assets are held in cash or cash equivalents at December 31, 2009.  There are no restrictions on the liquidity of these assets except for amounts on deposit with the broker needed to meet margin requirements on open futures contracts.  The other estimated 69% is invested in other commodity pools which are subject to certain restrictions.  The restrictions on withdrawals from these commodity pools typically include a 15 to 45 day written notice for withdrawals, monthly or quarterly redemptions and the commodity pools’ ability to limit or suspend redemptions.

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

As of January 31, 2008, the managing member of SHK Diversified LLC (“SHK”) temporarily suspended future redemptions.  SHK’s managing member indicated to investors that this action was taken due to a decline in the liquidity of the markets traded by SHK combined with a significant number of requests for redemptions.  Because of the uncertainty in valuing the Partnership’s investment in SHK, the General Partner established a side pocket for the Partnership’s interest in SHK effective April 30, 2008, to continue until such time as the investment could be valued with certainty.  Investor units attributed to SHK were segregated into a side pocket while units not attributed to SHK continued to be available for redemption in cash.  On April 28, 2008, the Partnership submitted a request for full redemption from SHK.  The side pocket/restricted share class was allocated its proportionate share of the Partnership’s expenses, as well as all expenses directly related to the class’ establishment and operation.  Effective, December 31, 2008, SHK paid the Partnership approximately half of the Partnership’s redemption proceeds, equal to $1,315,742, which was paid to the Partnership on January 15, 2009.  Effective February 28, 2009, SHK paid the Partnership the remaining half of the Partnership’s redemption proceeds equal to $1,335,258, which was paid to the Partnership on March 16, 2009.  The side pocket/restricted share class was subsequently canceled with existing Units either redeemed or converted to non-restricted shares.  As of February 28, 2009 there are no restricted or side pocketed units.

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

Year-Ended December 31, 2009

The year 2009 had a net loss of $3,668,039 or ($611.25) loss per non-restricted Unit and $17.54 income per restricted Unit.  At December 31, 2009, partners’ capital totaled $13,676,039, versus $19,501,029 for December 31, 2008, including capital redemptions of $2,153,879 from Non-Restricted Units and $3,072 from Restricted Units.  In comparison, for December 31, 2008 the aggregate Net Asset Value includes the Non-Restricted Net Asset Value of $18,395,272 ($3,139.86 per Non-Restricted Unit) and the Restricted Units Net Asset Value of $1,105,757 ($2,663.73 per Restricted Unit).  Effective December 31, 2008, one-half of the 878 Restricted Units from a side pocket were either converted to Non-Restricted Units or redeemed.  Effective February 28, 2009, the second half of the Restricted Units were either converted to Non-Restricted Units or redeemed.  As of February 28, 2009 we no longer have Restricted Units or a side-pocket.  The Partnership ended the year with a loss of 18.65%.

Fourth Quarter 2009

The fourth quarter saw losses in interest rates, currencies, certain agricultural commodities and energy; gains were in the stock indexes and metals.

The Partnership had a loss of 3.39% in October.  The Partnership had losses in interest rates, stock indexes, currencies, energy and certain agricultural commodities; gains were limited to metals.

The Partnership had a gain of 3.31% in November.  The Partnership had gains in interest rates, stock indexes, metals and currencies; losses were in certain agricultural commodities and energy.

The Partnership had a loss of 3.28% in December.  The Partnership had large losses in interest rates, currencies, metals and energy; gains were in stock indexes and certain agricultural commodities.

The Partnership ended the quarter with a loss of 3.47%.

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

There were no changes in the General Partner’s internal control over financial reporting during the period ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on its assessment, management has concluded that, as of December 31, 2009, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

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

As discussed above, the Partnership does not have any officers, directors or employees.  The General Partner received monthly management fees which aggregated $633,652 for 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           As of December 31, 2009, a total of 5,409 non-restricted Units were issued and outstanding, representing 1 General Partner and 377 Limited Partners, of which 38 non-restricted Units were redeemed in January 2010.  As of February 28, 2010, a total of 5,321 non-restricted Units were issued and outstanding, representing 1 General Partner and 370 Limited Partners.  The Partnership knows of no one person who owns beneficially more than 5% of the Units of Limited Partnership Interest.

(b)           The General Partner and its principals owned 184 non-restricted Units as of December 31, 2009, having an aggregate value of $464,548, which is approximately 3.4% of the Net Asset Value of the Partnership.  As of February 28, 2010, the General Partner and its principals owned 184 non-restricted Units.

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

McGladrey & Pullen, LLP, as the Partnership’s independent registered public accountant for the years 2009 and 2008, billed the Partnership aggregate fees for professional services rendered to the Partnership for the last two years as follows:

	2009	2008

Audit Fees	$84,500	$63,500

Audit fees relate to the annual audit, quarterly reviews, and services normally provided by the independent accountant in connection with statutory and regulatory filings.

Audit-Related Fees.  McGladrey & Pullen, LLP did not have any audit-related fees in 2009 or 2008.

Tax Fees.  McGladrey & Pullen, LLP did not have any fees related to tax compliance, tax advice, and tax planning services for the Partnership in 2009 or in 2008.

The Board of Directors of ProFutures, Inc., in its capacity as the audit committee for the Partnership, approved all of the services described above.  The audit committee has determined that the payments made to its independent accountant for services during 2009 and 2008 are compatible with maintaining such auditor’s independence.

The audit committee explicitly pre-approves all audit and non-audit services and all engagement fees and terms, except as otherwise permitted by regulation.

PART IV

Item 15.                   Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

The following financial statements of the Partnership are included with the 2009 Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm
Statements of Financial Condition
Condensed Schedules of Investments
Statements of Operations
Statements of Changes in Partners’ Capital
Statements of Cash Flows
Notes to Financial Statements

Pursuant to Rule 3-09 of Regulation S-X, the following financial statements for Winton Futures Fund, L.P. (US) are included herewith along with its 2009 Report of Independent Registered Public Accounting Firm.

Winton Futures Fund, L.P. (US)
Report of Independent Registered Public Accounting Firm
Statements of Financial Condition
Condensed Schedules of Investments
Statements of Operations
Statements of Changes in Partners’ Capital
Notes to Financial Statements

(b)	Exhibits.

*1.1	Form of Selling Agreement between the Partnership and ProFutures Financial Group, Inc.
*1.2	Form of Additional Selling Agents Agreement between ProFutures Financial Group, Inc. and certain Additional Selling Agents.
*3.1	Agreement of Limited Partnership (attached to the Prospectus as Exhibit A).
*3.2	Subscription Agreement and Power of Attorney (attached to the Prospectus as Exhibit B).
*3.3	Request for Redemption Form (attached to the Prospectus as Exhibit C).
*5.1	Opinion of Counsel as to the legality of the Units.

*8.1	Tax Opinion of Counsel.
10.4	Form of Amended and Restated Consulting Agreement between the Registrant and Altegris Investments, Inc.
10.6	Form of Stock Subscription Agreement by and between Man Financial Inc. (now MF Global Inc.) and ProFutures, Inc.
31.01	Certification of Gary D. Halbert, President, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.02	Certification of Debi B. Halbert, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.01	Certification of Gary D. Halbert, President, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
32.02	Certification of Debi B. Halbert, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

(c)	Financial Statement Schedules.

Not applicable or information included in the financial statements.

 _________________________________

*The foregoing forms of exhibits were filed in the April 6, 1987 Registration Statement No. 33-13008 and/or Post-Effective Amendment No. 1 thereto filed March 11, 1988; and/or the June 5, 1991 Registration Statement No. 33-41073, and/or Pre-Effective Amendment No. 1 thereto filed August 8, 1991 and/or Post-Effective Amendment No. 1 thereto filed March 26, 1992; and/or the October 14, 1992 Registration Statement No. 33-53324, and/or the November 17, 1992 Pre-effective Amendment No. 1 thereto and/or the July 2, 1993 Registration Statement No. 33-65596, and/or the Pre-Effective Amendment No. 1 thereto filed August 16, 1993, and Supplement dated December 3, 1993, Post-Effective Amendment No. 2 thereto filed June 30, 1994 and Supplement dated January 31, 1995, and/or Post-Effective Amendment No. 3 dated June 23 1995; and/or Form 10-K for the year ended 2001; and/or Form 10-Q for the quarter ended June 30, 2002.  Accordingly, such exhibits are incorporated herein by reference and notified herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFUTURES DIVERSIFIED FUND, L.P.
(Partnership)

April 15, 2010	By /s/ GARY D. HALBERT
Date	Gary D. Halbert, President and Director
ProFutures, Inc.
General Partner

April 15, 2010	By /s/ DEBI B. HALBERT
Date	Debi B. Halbert, Chief Financial Officer,
Treasurer and Director
ProFutures, Inc.
General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

April 15, 2010	By /s/ GARY D. HALBERT
Date	Gary D. Halbert, President and Director
ProFutures, Inc.
General Partner

April 15, 2010	By /s/ DEBI B. HALBERT
Date	Debi B. Halbert, Chief Financial Officer,
Treasurer and Director
ProFutures, Inc.
General Partner

PROFUTURES DIVERSIFIED FUND, L.P.

ANNUAL REPORT

December 31, 2009

PROFUTURES DIVERSIFIED FUND, L.P.

______________________

TABLE OF CONTENTS
______________________

PAGES

Report of Independent Registered Public Accounting Firm	F-3

Financial Statements

Statements of Financial Condition	F-4

Condensed Schedules of Investments	F-5 – F-9

Statements of Operations	F-10 –F- 11

Statements of Changes in Partners’ Capital (Net Asset Value)	F-12

Statements of Cash Flows	F-13

Notes to Financial Statements	F-14 – F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
ProFutures Diversified Fund, L.P.

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of ProFutures Diversified Fund, L.P. (the Partnership) as of December 31, 2009 and 2008 and the related statements of operations, changes in partners’ capital (net asset value) and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProFutures Diversified Fund, L.P. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of ProFutures Diversified Fund L.P.’s internal control over financial reporting as of December 31, 2009, included in the accompanying management’s annual report on internal controls over financial reporting and, accordingly, we do not express an opinion thereon.

/s/McGladrey & Pullen, LLP

Chicago, Illinois
April 15, 2010

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
December 31, 2009 and 2008

	2009	2008
ASSETS
Equity in broker trading accounts
Cash	$4,181,743	$6,035,775
Net unrealized gain (loss) on open futures contracts	267,330	289,265
Deposits with broker	4,449,073	6,325,040

Cash	577	3,533
Investment in other commodity pools	9,275,174	12,583,933
Redemption receivable from other commodity pools	600,000	1,315,742

Total assets	$14,324,824	$20,228,248

LIABILITIES
Accounts payable	$43,635	$40,823
Commissions and other trading fees payable	1,524	1,576
Incentive fee payable	0	185,497
Management fees payable (includes $44,594 and
$129,324 payable to the General Partner at
December 31, 2009 and 2008, respectively)	70,642	156,423
Redemptions payable	532,984	342,900

Total liabilities	648,785	727,219

PARTNER’S CAPITAL (Net Asset Value)
Partners’ Capital (Non-restricted units):
General Partner – 184 and 173 units outstanding
at December 31, 2009 and 2008, respectively	464,548	543,779
Limited Partners – 5,225 and 5,686 units outstanding
at December 31, 2009 and 2008, respectively	13,211,491	17,851,493
Partners’ Capital (Side pocket/restricted units):
General Partner – 0 and 12 units outstanding
at December 31, 2009 and 2008, respectively	0	32,232
Limited Partners – 0 and 403 units outstanding
at December 31, 2009 and 2008, respectively	0	1,073,525

Total partners’ capital (Net Asset Value)	13,676,039	19,501,029

	$14,324,824	$20,228,248

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS
December 31, 2009 and 2008
_______________

2009	2008
	Fair Value	% of Net Asset Value		Fair Value	% of Net Asset Value

LONG FUTURES CONTRACTS(1)
Description
U.S.
Agricultural	$138,381	1.01%		$67,037	0.34%
Currency	42,046	0.31%		0	0.00%
Energy	1,740	0.01%		20,667	0.10%
Interest rate	(716)	(0.01)%		188,883	0.97%
Metal	7,675	0.06%		0	0.00%
Stock index	6,475	0.05%		33,545	0.17%
Total U.S. long futures contracts	$195,601	1.43%		$310,132	1.58%

Foreign
Agricultural	$15,597	0.11%		$1,226	0.01%
Interest rate	(34,360)	(0.25)%		18,911	0.10%
Stock index	14,396	0.11%		0	0.00%
Total foreign long futures contracts	$(4,367)	(0.03)%		$20,137	0.11%

SHORT FUTURES CONTRACTS(1)
Description
U.S.
Agricultural	$(330)	0.00	%(2)	$(45,260)	(0.23)%
Currency	8,650	0.06%		101	0.00	%(2)
Energy	17,045	0.12%		6,870	0.04%
Interest rate	20,125	0.15%		20,969	0.11%
Stock index	26,390	0.19%		(22,085)	(0.12)%
Total U.S short futures contracts	$71,880	0.52%		$(39,405)	(0.20)%
Foreign
Interest rate	$0	0.00%		$2,654	0.01%
Stock index	4,216	0.03%		(4,253)	(0.02)%
Total foreign short futures contracts	$4,216	0.03%		$(1,599)	(0.01)%
Total futures contracts	$267,330	1.95%		$289,265	1.48%

_________________________
(1)
No individual futures contract position constitutes greater than 5% of the Partnership’s Net Asset Value at December 31, 2009 or 2008.  Accordingly, the number of contracts and expiration dates are not presented.

(2)	Represents less than 0.01% of the Partnership’s Net Asset Value.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
December 31, 2009 and 2008
_______________

	2009		2008
	Fair Value	% of Net Asset Value	Fair Value	% of Net Asset Value
INVESTMENTS IN OTHER COMMODITY POOLS
SHK Diversified LLC(1)
Investment Objective
To achieve capital appreciation by trading U.S. and Non U.S. futures and forward currency contracts	$0	0.00%	$1,315,743	6.75%

Valhalla Synergy Fund LLC
Investment Objective
To achieve capital appreciation by trading U.S. and Non U.S. futures and forward currency contracts
Redemption Provisions
Quarterly, with 45 days notice	2,097,074	15.33%	2,740,835	14.05%

Winton Futures Fund, L.P. (US) – Institutional Interests(2)
Investment Objective
To achieve capital appreciation by trading U.S. and Non U.S. futures and forward currency contracts
Redemption Provisions
Monthly, with 15 days notice	7,178,100	52.49%	8,527,355	43.73%

Total investments in other commodity pools	$9,275,174	67.82%	$12,583,933	64.53%

(1)
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

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
December 31, 2009 and 2008
_______________

Proportional Share of Investments of Other Commodity Pools as of December 31, 2009(1)
Description	Investment Objective	Redemption Provisions	Fair Value	% of Net Asset Value

Valhalla Synergy Master Fund Ltd.	To achieve capital appreciation through the speculative trading of commodities, commodity futures contracts, options on futures contracts and commodities, and spot and forward contracts traded in U.S. and non-U.S. markets.	Quarterly - with no minimum notice period	$2,066,615	15.11%

U.S. Government Agency Bonds and Notes

Face Value	Description	Range of Maturity Dates	Fair Value	% of Net Asset Value

$1,177,398	Federal Home Loan Bank (1.05 – 1.50%)	08/2010 to 12/2011	$1,180,073	8.63%
$1,061,817	Federal National Mortgage Association (1.20 – 2.00%)	07/2010 to 12/2011	$1,063,867	7.78%

Open Long and Short Futures Contracts

No. of Contracts	Description	Range of Expiration Dates	Fair Value	% of Net Asset Value

	Long Futures Contracts
	U.S. Metals
142	Aluminum	01/2010 to 12/2011	$2,375,053	17.37%
244	Copper	01/2010 to 12/2011	$11,279,002	82.47%

	Short Futures Contracts
	U.S. Metals
160	Aluminum	01/2010 to 12/2011	$(2,572,554)	(18.81)%
284	Copper	01/2010 to 12/2011	$(11,679,752)	(85.40)%

Purchased Options on Futures Contracts

No. of Contracts	Description	Expiration Date	Fair Value	% of Net Asset Value

	U.S. Metals
9	Aluminum	02/2010	$42,523	0.31%
4	Copper	02/2010	$50,854	0.37%

Written Options on Futures Contracts

No. of Contracts	Description	Expiration Date	Fair Value	% of Net Asset Value

	U.S. Metals
9	Aluminum	02/2010	$(39,157)	(0.29)%
4	Copper	02/2010	$(46,121)	(0.34)%

Physical Inventory
	Description		Fair Value	% of Net Asset Value

	Metals
	Aluminum		$983,804	7.19%

(1)
Represents the Partnership’s proportional share of other commodity pool’s individual underlying investments and open futures contracts and options on futures contracts which exceed 5% of the Partnership’s Net Asset Value at December 31, 2009.  In certain situations, open futures contracts and options on futures contracts that are less than 5% of the Partnership’s Net Asset Value at December 31, 2009 may be presented to better indicate the Partnership’s net exposure to a particular underlying commodity.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
December 31, 2009 and 2008
_______________

Proportional Share of Investments of Other Commodity Pools as of December 31, 2008(1)

Description	Investment Objective	Redemption Provisions	Fair Value	% of Net Asset Value

Valhalla Synergy Master Fund Ltd.	To achieve capital appreciation through the speculative trading of commodities, commodity futures contracts, options on futures contracts and commodities, and spot and forward contracts traded in U.S. and non-U.S. markets.	Monthly – with 30 days written notice	$ 2,734, 502	14.02%

Money Market Mutual Fund Investments
Shares	Description	Cost	Fair Value	% of Net Asset Value

1,121,826	UBS Select Prime Institutional Fund	$ 1,121,826	$ 1,121,826	5.75%

U.S. Government Agency Bonds and Notes

Face Value	Description	Range of Maturity Dates	Fair Value	% of Net Asset Value

$1,278,210	Federal Home Loan Bank (0.03 – 4.35%)	01/2009 to 12/2010	$ 1,281,568	6.57%

Open Long and Short Futures Contracts

No. of Contracts	Description	Range of Expiration Dates	Fair Value	% of Net Asset Value

	Long Futures Contracts
	U.S.
	Metals
3	Copper	01/2009 to 5/2009	$ 9,130	0.05%
519	Gold	04/2009 to 12/2010	$ 1,747,460	8.96%
88	Silver	05/2009 to 07/2011	$ (593,490)	(3.04)%

	Short Futures Contracts
	U.S. Metals
9	Copper	02/2009 to 5/2009	$ (65,331)	(0.34)%
519	Gold	02/2009 to 6/2012	$ (2,537,283)	(13.01)%
88	Silver	03/2009 to 12/2011	$ (75,238)	(0.39)%

Open Long and Short Forward Contracts

No. of Contracts	Description	Range of Expiration Dates	Fair Value	% of Net Asset Value

	Long Forward Contracts
	U.S. Metals
394	Aluminum	01/2009 to 12/2012	$ 5,470,495	28.05%
121	Copper	01/2009 to 12/2011	$ 4,836,078	24.80%

	Short Forward Contracts
	U.S. Metals
349	Aluminum	01/2009 to 12/2012	$(4,626,265)	(23.72)%
114	Copper	01/2009 to 12/2011	$(4,446,044)	(22.80)%

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

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
December 31, 2009 and 2008
_______________

Proportional Share of Investments of Other Commodity Pools as of December 31, 2008 (continued)(1)

Purchased Options on Futures Contracts

No. of Contracts	Description	Range of Expiration Dates	Fair Value	% of Net Asset Value

14	U.S. Metals Aluminum	01/2009 to 12/2011	$126,957	0.65%
14	Copper	01/2009 to 12/2010	$235,909	1.21%

Written Options on Futures Contracts

No. of Contracts	Description	Range of Expiration Dates	Fair Value	% of Net Asset Value

29	U.S. Metals Aluminum	01/2009 to 12/2011	$(105,759)	(0.54)%
14	Copper	01/2009 to 12/2010	$(346,786)	(1.78)%

Physical Inventory
	Description		Fair Value	% of Net Asset Value

	Metals Aluminum		$32,010	0.16%
	Copper		$1,639,383	8.41%

(1)
Represents the Partnership’s proportional share of other commodity pool’s individual underlying investments and open futures contracts which exceed 5% of the Partnership’s Net Asset Value at December 31, 2008.  In certain situations, open futures contracts that are less than 5% of the Partnership’s Net Asset Value at December 31, 2008 may be presented to better indicate the Partnership’s net exposure to a particular underlying commodity

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009 and 2008
________________

	2009 Non-restricted	2009 Side pocket/ restricted	2009 Total
TRADING AND INVESTING GAINS (LOSSES):
Net gain (loss) from futures trading
Realized	$(1,217,351)	$0	$(1,217,351)
Change in unrealized	(21,935)	0	(21,935)
Brokerage commissions	(216,068)	0	(216,068)
Gain (loss) from futures and options on futures trading	(1,455,354)	0	(1,455,354)
Income (loss) from investments in other commodity pools	(848,016)	19,515	(828,501)
Total trading and investing gains (losses)	(2,303,370)	19,515	(2,283,855)

NET INVESTMENT INCOME (LOSS):
Income
Interest income	1,230	0	1,230
Expenses
Incentive fees	136,617	0	136,617
Management fees (includes $633,652 charged by the General Partner)	846,564	7,714	854,278
Operating Expenses	390,812	3,707	394,519

Total expenses	1,373,993	11,421	1,385,414

Net investment income (loss)	(1,372,763)	(11,421)	(1,384,184)

NET INCOME (LOSS)	$(3,676,133)	$8,094	$(3,668,039)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the year of 5,962 and 462, respectively)	$(616.55)	$17.52	N/A (1)

INCREASE (DECREASE) IN NET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(611.25)	$17.54	N/A (1)

(1)
A total net income (loss) per general and limited partner Unit and a total for the increase (decrease) in Net Asset Value per general and limited partner Unit are not presented as the amounts are instead shown for each separate class of Units.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF OPERATIONS (CONTINUED)
For the Years Ended December 31, 2009 and 2008
_______________

	2008 Non-restricted	2008 Side pocket/ restricted	2008 Total
TRADING AND INVESTING GAINS (LOSSES):
Net gain (loss) from futures trading
Realized	$1,061,006	$0	$1,061,006
Change in unrealized	283,530	0	283,530
Brokerage commissions	(116,150)	0	(116,150)
Gain (loss) from futures and options on futures trading	1,228,386	0	1,228,386
Income (loss) from investments in other commodity pools	1,452,633	(104,924)	1,347,709
Total trading and investing gains (losses)	2,681,019	(104,924)	2,576,095

NET INVESTMENT INCOME (LOSS):
Income
Interest income	37,120	0	37,120
Expenses
Incentive fees	383,650	0	383,650
Management fees (includes $683,889 charged by the General Partner)	796,035	74,671	870,706
Operating Expenses	344,501	96,860	441,361

Total expenses	1,524,186	171,531	1,695,717

General Partner management fees waived	(77,739)	0	(77,739)

Net expenses	1,446,447	171,531	1,617,978

Net investment income (loss)	(1,409,327)	(171,531)	(1,580,858)

NET INCOME (LOSS)	$1,271,692	$(276,455)	$995,237

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the year of 6,189 and 924, respectively)	$205.48	$(299.19)	N/A (1)

INCREASE (DECREASE) IN NET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$223.08	$(299.36)	N/A (1)

(1)
A total net income (loss) per general and limited partner Unit and a total for the increase (decrease) in Net Asset Value per general and limited partner Unit are not presented as the amounts are instead shown for each separate class of Units.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Years Ended December 31, 2009 and 2008
_______________

	Total Number	Partners’ Capital
Non-restricted units	of Units	General	Limited	Total

Balances at
December 31, 2007	7,345	$545,791	$20,878,036	$21,423,827

Transfer to side pocket/restricted	(923)	(71,709)	(2,664,700)	(2,736,409)

Net income for the year
ended December 31, 2008		37,465	1,234,227	1,271,692

Redemptions	(916)	0	(2,671,425)	(2,671,425)

Transfer from side pocket/restricted(3)	353	32,232	1,075,355	1,107,587

Balances at
December 31, 2008	5,859	543,779	17,851,493	18,395,272

Net (loss) for the year
ended December 31, 2009		(111,675)	(3,564,458)	(3,676,133)

Redemptions	(811)	0	(2,153,879)	(2,153,879)

Transfer from side pocket/restricted(4)	361	32,444	1,078,335	1,110,779

Balances at
December 31, 2009	5,409	$464,548	13,211,491	$13,676,039

Side pocket/restricted units

Balances at
December 31, 2007	0	$0	$0	$0

Transfer from non-restricted	923	71,709	2,664,700	2,736,409

Net (loss) for the year
ended December 31, 2008		(7,245)	(269,210)	(276,455)

Redemptions(1)	(92)	0	(246,610)	(246,610)

Transfer to non-restricted(3)	(416)	(32,232)	(1,075,355)	(1,107,587)

Balances at
December 31, 2008	415	32,232	1,073,525	1,105,757

Net income for the year
ended December 31, 2009		212	7,882	8,094

Redemptions(2)	(1)	0	(3,072)	(3,072)

Transfer to non-restricted(4)	(414)	(32,444)	(1,078,335)	(1,110,779)

Balances at
December 31, 2009(5)	0	$0	$0	$0

Total Partners’ Capital (Net Value Asset) at
December 31, 2007		$545,791	$20,878,036	$21,423,827

Total Partners’ Capital (Net Asset Value) at
December 31, 2008		$576,011	$18,925,018	$19,501,029

Total Partners’ Capital (Net Asset Value) at
December 31, 2009		$464,548	$13,211,491	$13,676,039

Net Asset Value Per Unit
Non-restricted			Side pocket/restricted

December 31,			December 31,
2009	2008	2007	2009			2008	2007

$2,528.61	$3,139.86	$2,916.78	$	N/A	(5)	$2,663.73	$	N/A

(1)
Side pocket/restricted unit redemptions have been recorded in accordance with the Distinguishing Liabilities from Equity Topic of the FASB Codification (formerly SFAS No. 150). Redemptions approved by the General Partner prior to the period end, that are not effective until subsequent periods are recorded in the current period as redemptions payable.  Also includes the portion of the December 31, 2008 distribution from SHK Diversified LLC (SHK) related to partners who completely redeemed from the Partnership and did not hold non-restricted units.

(2)	Represents the portion of the February 28, 2009 distribution from SHK related to partners who completely redeemed from the Partnership and did not hold non-restricted units.
(3)
As of December 31, 2008, the Partnership recorded a redemption receivable from other commodity pools in the statement of financial condition for proceeds subsequently received in January 2009 from its investment in SHK that is held in side pocket/restricted units.  As a result, half of the units held in the side pocket/restricted units were transferred and converted to non-restricted units at the December 31, 2008 non-restricted net asset value per unit.

(4)
Effective February 28, 2009, the managing member of SHK distributed the remaining portion of the Partnership's investment in SHK to the Partnership, which was paid to the Partnership on March 16, 2009.  As a result, the remaining units held in the side pocket/restricted unit class were transferred and converted to non-restricted units at the February 28, 2009 non-restricted net asset value per unit.

(5)	The side pocket/restricted unit class was terminated effective February 28, 2009. The side pocket/restricted net asset value per unit at February 28, 2009, prior to termination, was $2,681.27.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008
_______________

	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(3,668,039)	$995,237
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized gain (loss) on open futures contracts	21,935	(283,530)
(Income) Loss from investments in other commodity pools	828,501	(1,347,709)
Change in operating assets and liabilities
(Increase) decrease in cash deposits with broker	1,854,032	(4,602,149)
(Increase) decrease in option premiums paid (received)	0	(34,500)
Additions to investments in other commodity pools	(1,000,000)	(10,690,000)
Redemptions from other commodity pools	4,196,000	19,527,493
(Decrease) increase in accounts payable	2,812	(56,719)
(Decrease) increase in commissions and other trading fees payable	(52)	1,310
(Decrease) increase in incentive fees payable	(185,497)	185,497
(Decrease) increase in management fees payable	(85,781)	85,665

Net cash provided by (used in) Operating Activities	1,963,911	3,780,595
FINANCING ACTIVITIES
Redemptions paid	(1,966,867)	(3,780,449)
Net cash provided by (used in) Financing Activities	(1,966,867)	(3,780,449)
Net cash increase (decrease) for the year	(2,956)	146
Cash at beginning of year	3,533	3,387
Cash at end of year	$577	$3,533

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
_______________

Note 1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Description of the Partnership

ProFutures Diversified Fund, L.P. (the Partnership) is a Delaware limited partnership, which operates as a commodity investment pool.  The Partnership engages in the speculative trading of futures contracts, options on futures contracts, physical commodities, interbank forward currency contracts, options on interbank forward currency contracts, United States (U.S.) Government agency obligations, corporate notes and repurchase agreements, directly and through its investments in other commodity pools.  The Partnership closed to investors in 1995 and will terminate at the end of December 2012, at which time the remaining net assets will be distributed.

Regulation

As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934.  As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the U.S. Government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges, futures commission merchants (brokers), and interbank market makers through which the Partnership trades.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from the estimates and assumptions utilized.

Fair Value of Financial Instruments

Substantially all of the Partnership’s assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 1.        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (Continued)

Fair value, as defined in the Fair Value Measurements and Disclosures Topic of the Codification, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Inputs are broadly defined under the Fair Value Measurements and Disclosures Topic of the Codification as assumptions market participants would use in pricing an asset or liability.  The three levels of the fair value hierarchy are described below:

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

The Partnership uses futures contracts as part of its trading activities.  The fair values of futures contracts are based upon exchange settlement prices.  These contracts are classified as Level 1 of the fair value hierarchy.  The fair values of Level 1 financial instruments at December 31, 2009 and 2008, consisted of the following:

	December 31,	December 31,
	2009	2008
Futures contracts	$267,330	$289,265

The Partnership’s investments in other commodity pools are reported in the statement of financial condition at fair value.  Fair value ordinarily represents the Partnership’s proportionate share of each other commodity pool’s net asset value determined for each commodity pool in accordance with such commodity pool’s valuation policies and as reported by their management at the time of the Partnership’s valuation.  Generally, the fair value of the Partnership’s investment in a commodity pool represents the amount that the Partnership could reasonably expect to receive from such commodity pool if the Partnership’s investment was redeemed at the time of valuation (generally the net asset value of the commodity pool), based on information reasonably available at the time the valuation is made and that the Partnership believes to be reliable.  The Partnership records its proportionate share of other commodity pools’ income or loss in the statement of operations.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 1.        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (Continued)

During September 2009, Accounting Standards Update No. 2009-12 (ASU 2009-12), Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), was issued by the FASB and is effective for interim and annual periods ending after December 15, 2009.  ASU 2009-12 amends the Codification and provides that if the reporting entity has the ability to redeem its investment in another commodity pool at net asset value at the measurement date, the investment shall be categorized as a Level 2 fair value measurement, and if the reporting entity cannot redeem its investment in another commodity pool at net asset value at the measurement date but the investment may be redeemable at a future date, the reporting entity shall consider the length of time until the investment will be redeemable in determining whether it will be categorized as a Level 2 or Level 3 fair value measurement.  Accordingly, in accordance with the provisions of ASU 2009-12, effective January 1, 2009, the Partnership’s investments in other commodity pools are categorized as Level 2 fair value measurements.  At December 31, 2008, all of the Partnership’s investments in other commodity pools were categorized as Level 3 fair value measurements in accordance with then existing U.S. GAAP.

The following summarizes the Partnership’s investments in other commodity pools accounted for at fair value at December 31, 2009 and 2008 using the fair value hierarchy:

	December 31, 2009
	Level 1	Level 2	Level 3	Total

Investments in other commodity pools	$0	$9,275,174	$0	$9,275,174

	December 31, 2008
	Level 1	Level 2	Level 3	Total

Investments in other commodity pools	$0	$0	$12,583,933	$12,583,933

The following table presents a reconciliation of the activity for the investments in other commodity pools measured at fair value on a recurring basis using significant Level 3 inputs during 2009 and 2008:

Balance at January 1, 2008:	$16,889,459
Income from investments in
other commodity pools	1,347,709
Additions and redemptions, net	(5,653,235)
Transfers in and/or out of Level 3	0
Balance at December 31, 2008:	12,583,933
Reclassification of categorization of level
of fair value hierarchy	(12,583,933)
Income from investments
in other commodity pools	0
Additions and redemptions, net	0
Transfers in and/or out of Level 3	0
Balance at December 31, 2009	$0

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (Continued)

Income (loss) from investments in other commodity pools includes $780,220 attributable to the change in unrealized gain (loss) on the Partnership’s investments in other commodity pools held at December 31, 2008.

The amount of income from investments in other commodity pools included in net income (loss) for the year ended December 31, 2008 is reported as income (loss) from investments in other commodity pools as a single amount in the statement of operations, as the Partnership accounts for its investments in other commodity pools pursuant to the equity method of accounting.

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

Income Taxes

The Partnership is not subject to federal income taxes.  The Partnership prepares and files calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Partnership’s income, expenses and trading and investing gains or losses.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  Management has determined there are no material uncertain income tax positions through December 31, 2009.  The 2006 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Redemptions of Units

Redemptions payable represent redemptions approved by the General Partner prior to the period end, including those that are not effective until subsequent periods.  These redemptions have been recorded as redemptions and redemptions payable, using the period end Net Asset Value per unit, in accordance with the provisions of the Distinguishing Liability from Equity Topic of the Codification.  Redemptions that are not effective until subsequent periods are treated as next month’s redemption using the net asset value of the following month end.  The change in redemptions payable from the previous reporting period due to change in net asset value is reported in net income and then allocated.  Redemptions payable related to side pocket/restricted units at December 31, 2009 and 2008 are $0 and $124,216, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Instruments

The Partnership’s business is the speculative trading of U.S. and foreign futures contracts and options on U.S. and foreign futures contracts and other commodity-related contracts, (collectively, derivatives) pursuant to the trading and investment methodology of the General Partner.  The Partnership also invests in other commodity pools and is indirectly exposed to the speculative trading of U.S. and foreign futures contracts, physical commodities and securities within those other commodity pools.  The Partnership does not designate any derivative instruments as hedging instruments under the Derivatives and Hedging Topic of the Codification nor are the derivative instruments used for other risk management purposes.  Due to the speculative nature of the Partnership’s derivative trading activity, the Partnership is subject to the risk of substantial losses from derivatives trading.

The following tables summarize quantitative information required by the Derivatives and Hedging Topic of the Codification.  The fair value of derivative contracts is presented as an asset if in a net gain position and a liability if in a net loss position.  Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the statement of financial condition:

	Derivatives not designed as hedging instruments as of December 31, 2009:

Type of Contract	Assets Derivatives* Fair Value	Liability Derivatives* Fair Value	Net

Agricultural contracts	$168,857	$(15,209)	$153,648
Currency contracts	57,146	(6,450)	50,696
Energy contracts	19,325	(540)	18,785
Interest rate contracts	24,242	(39,193)	(14,951)
Metal contracts	38,200	(30,525)	7,675
Stock index contracts	52,282	(805)	51,477

	$360,052	$(92,722)	$267,330

*
The fair values of all asset and liability derivatives, including agricultural, currency, energy, interest rate and stock index contracts, are included in equity in broker trading accounts on the statement of financial condition.

Trading Revenue for the Year Ended December 31, 2009		Trading Revenue for the Year Ended December 31, 2009
Type of Contract		Line Item in Statement of Operations

Agricultural contracts	$(452,829)	Realized	$(1,217,351)
Currency contracts	(233,198)
Energy contracts	130,184	Change in unrealized	(21,935)
Interest rate contracts	(758,852)
Metal contracts	(56,003)
Stock index contracts	131,412
	$(1,239,286)		$(1,239,286)

For the year ended December 31, 2009, the monthly average number of futures contracts bought and sold was approximately 3,300.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncement

The Partnership follows the provisions of the Subsequent Events Topic of the Codification, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The provisions of the Subsequent Events Topic of the Codification were effective for interim and annual periods ending after June 15, 2009.  The adoption of this accounting pronouncement did not have a material impact on the Partnership’s financial statements.

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

Total management fees earned by ProFutures, Inc. for the years ended December 31, 2009 and 2008 were $633,652 and $683,889, respectively.  Management fees payable to ProFutures, Inc. as of December 31, 2009 and 2008 were $44,594 and $129,324, respectively.  Management fees payable at December 31, 2008 includes $74,672 payable to ProFutures, Inc. related to the side pocket/restricted unit class.  This amount was accrued throughout 2008 and was paid in February 2009.  During the years ended December 31, 2009 and 2008, the General Partner waived $0 and $77,739, respectively, of its monthly management fee related to the value of the Partnership's net assets invested in ProFutures Strategic Allocation Trust, an affiliated fund also managed by ProFutures, Inc.  The General Partner considered this waiver of management fees necessary for the period January 1, 2008 to May 31, 2008 (the date the Partnership fully redeemed from ProFutures Strategic Allocation Trust) given ProFutures, Inc. receives a 2% per annum administration fee from ProFutures Strategic Allocation Trust.

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

The consulting fee (included in management fees in the statements of operations) earned by the Consultants for the years ended December 31, 2009 and 2008 totaled $10,119 and $10,683, respectively.  The consulting fee payable (included in management fees payable in the statements of financial condition) to the Consultants as of December 31, 2009 and 2008 was $617 and $1,880, respectively.  In addition to the monthly consulting fee, the Consultants earn commissions for introducing the Partnership to certain commodity trading advisors and other commodity pools based on the number of trades entered on behalf of the Partnership.

Note 4.       COMMODITY TRADING ADVISORS

The Partnership has trading advisory contracts with commodity trading advisors to furnish investment management services to the Partnership.  These trading advisors typically receive management fees ranging from 0% to 2% annually of Allocated Net Asset Value (as defined in each respective trading advisory agreement).  In addition, the commodity trading advisors typically receive quarterly incentive fees ranging from 20% to 25% of Trading Profits (as defined).  Total management fees earned by the trading advisors amounted to $210,507 and $98,395 for the years ended December 31, 2009 and 2008, respectively.  Total incentive fees earned by the trading advisors amounted to $136,617 and $383,650 for the years ended December 31, 2009 and 2008, respectively.

Notional Funding Note:  As of December 31, 2009, the Partnership has allocated notional funds to CTAs equal to approximately 51% of the Partnership’s cash and/or other margin - qualified assets.  This percentage may be higher or lower at any given time.  The management fees paid to a CTA, if any, are a percentage of the nominal account size of the account if an account had been notionally funded.  The nominal account size is equal to a specific amount of funds initially allocated to a CTA which increases by profits and decreases by losses in the account, but not by additions to or withdrawals of actual funds from the account.  Some, but not all, CTAs are expected to be allocated notional funds, and not all of the CTAs allocated notional funds are expected to be paid management fees.  Further, the amount of cash and/or other margin-qualified assets in an account managed by a CTA will vary greatly at various times in the course of the Partnership’s business, depending on the General Partner’s general allocation strategy and pertinent margin requirements for the trading strategies undertaken by a CTA.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 5.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Limited Partners have the right to redeem units as of any month-end upon ten (10) days' prior written notice to the Partnership.  Redemptions will be made on the last day of the month for an amount equal to the net asset value per unit, as defined, represented by the units to be redeemed.  The right to obtain redemptions is also contingent upon the Partnership's having assets sufficient to discharge its liabilities on the redemption date and may be delayed if the General Partner determines that earlier liquidation of commodity interest positions to meet redemption payments would be detrimental to the Partnership or non-redeeming Limited Partners.

Under certain circumstances, including, but not limited to, the inability to liquidate commodity positions or a delay in payments due the Partnership from commodity brokers, banks, commodity pools or other persons, the Partnership may in turn delay payment to partners requesting redemption of units. In that event, payment for redemption of such units will be made to Limited Partners as soon thereafter as is practicable.  As discussed more fully in Note 7, effective April 1, 2008, the General Partner established a side pocket/restricted unit class for the Partnership’s interest in SHK.  A partner could not redeem units from the side pocket/restricted unit class until management of SHK distributed proceeds from the Partnership’s investment in SHK to the Partnership.  Effective December 31, 2008, SHK distributed half of the Partnership’s investment in SHK to the Partnership.  As a result, half of the units held in the side pocket/restricted units were transferred and converted to non-restricted units at the December 31, 2008 non-restricted Net Asset Value per unit or were paid their pro rata share of the proceeds if they did not hold non-restricted units.  Effective February 28, 2009, SHK distributed the remaining portion of the Partnership’s investment in SHK to the Partnership.  As a result, all of the units held in the side pocket/restricted units were transferred and converted to non-restricted units at the February 28, 2009 non-restricted Net Asset Value per unit or were paid their pro rata share of the proceeds if they did not hold non-restricted units.

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

Summarized information for these investments is as follows:

	ProFutures Strategic Allocation Trust	SHK Diversified LLC	Valhalla Synergy Fund LLC	Winton Futures Fund, L.P. (US)	Totals

Net Asset Value December 31, 2007	$5,495,004	$3,117,286	$4,419,668	$3,857,501	$16,889,459

Additions	4,500,000	0	0	6,190,000	10,690,000

Income (loss)	567,489	(385,801)	421,167	744,854	1,347,709

Redemptions	(10,562,493)	(1,415,742)	(2,100,000)	(2,265,000)	(16,343,235)

Net Asset Value December 31, 2008	0	1,315,743	2,740,835	8,527,355	12,583,933

Additions	0	0	0	1,000,000	1,000,000

Income (loss)	0	19,515	(143,761)	(704,255)	(828,501)

Redemptions	0	(1,335,258)	(500,000)	(1,645,000)	(3,480,258)

Net Asset Value December 31, 2009	$0	$0	$2,097,074	$7,178,100	$9,275,174

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

Condensed financial information for the five month period ended May 31, 2008 is as follows (the Partnership fully redeemed from the Trust as of May 31, 2008):

Statement of Operations Trading and investing gains (losses)	Five Months Ended May 31, 2008
Realized	$(101,694)
Change in unrealized	456,850
Brokerage commissions	(12,745)

Total trading gains	342,411

Income from investment in Winton Futures Fund, L.P. (US)	981,259

Total trading and investing gains	1,323,670

Net investment income (loss)
Interest income	47,506

Expenses
Incentive fees	0
Management and other fees	217,083
Operating expenses	63,591

Total expenses	280,674

Net investment (loss)	(233,168)

Net income	$1,090,502

Management of the Partnership believes the accounting principles utilized by the Trust are consistent in all material respects with those utilized by the Partnership.

SHK Diversified LLC

As of January 31, 2008, the managing member of SHK Diversified LLC (SHK) temporarily suspended future redemptions.  SHK’s managing member indicated to investors that this action was taken due to a decline in the liquidity of the markets traded by SHK combined with a significant number of requests for redemptions.  On April 28, 2008, the Partnership submitted a request for full redemption from SHK.  Effective December 31, 2008, SHK declared for distribution approximately half ($1,315,742) of the Partnership’s investment in SHK to the Partnership which was paid to the Partnership on January 15, 2009.  Effective February 28, 2009, SHK declared for distribution the remaining portion ($1,335,258) of the Partnership’s investment in SHK to the Partnership which was paid to the Partnership on March 16, 2009.

The Partnership’s investment in SHK is stated at $0 and $1,315,743 at December 31, 2009 and 2008, respectively, and its proportionate share in the earnings (losses) of this investment for the years then ended of $19,515 and $(385,801), respectively, is included in net income (loss) for the years then ended.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

SHK Diversified LLC (Continued)

The General Partner established a side pocket/restricted unit class for the Partnership’s interest in SHK effective April 1, 2008, until such time as these funds could be released and valued with a reasonable degree of certainty.  Investor units attributed to SHK were segregated into the side pocket while units not attributed to SHK continued to be available for redemption.  Redemptions were paid in cash for the portion of the Partnership’s net assets not attributed to SHK while the net assets attributed to SHK were held in the side pocket.  The side pocket/restricted unit class also bore its proportionate share of the Partnership’s expenses, as well as all expenses directly related to this class’ establishment and operation.  Effective February 28, 2009, the side pocket/restricted unit class was terminated after all proceeds were received from the Partnership’s investment in SHK.

Investors in SHK are charged management fees of 6.00% per annum (in 2008, voluntarily reduced to 3.00% per annum by the managing member of SHK) and a profit share of 25% of trading profits.  For the year ended December 31, 2009, the Partnership’s proportionate share of management fees and profit share charged by SHK were approximately $6,700 and $0, respectively.  For the year ended December 31, 2008, the Partnership’s proportionate share of management fees and profit share charged by SHK were approximately $81,000 and $0, respectively.

Condensed financial information as of December 31, 2008 and for the period January 1, 2009 to February 28, 2009 and for the year ended December 31, 2008 is as follows:

December 31, 2008
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

$58,435,569

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 7.       INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

SHK Diversified LLC (Continued)

	Two Months Ended February 28, 2009	For the Year Ended December 31, 2008
Statement of Operations

Trading gains (losses)
Realized	$(10,063,882)	$158,094,631
Change in unrealized	10,768,533	(162,223,165)
Brokerage commissions	(89,581)	(3,565,740)

Total trading gains (losses)	615,070	(7,694,274)

Net investment income (loss)
Interest and dividend income	13,459	1,206,272

Expenses
Incentive fees	0	0
Management and other fees	126,078	1,531,615
Operating expenses	48,631	217,444

Total expenses	174,709	1,749,059

Net investment (loss)	(161,250)	(542,787)

Net income (loss)	$453,820	$(8,237,061)

Management of the Partnership believes the accounting policies utilized by SHK are consistent in all material respects with those utilized by the Partnership.

The Partnership’s investment in SHK represents approximately 0.00% and 4.50% of the investee fund’s net asset value as of December 31, 2009 and 2008, respectively.

Valhalla Synergy Fund LLC

Valhalla Synergy Fund LLC invests substantially all of its assets through a “master-feeder” structure into Valhalla Synergy Master Fund Ltd. (the Master Fund), a Cayman Islands exempted company.  Valhalla Synergy Fund LLC pays to the manager of the Master Fund a management fee of 2.00% per annum and an annual profit participation allocation of 20% of trading profits.  For the years ended December 31, 2009 and 2008, the Partnership’s proportionate share of management fees charged by the Master Fund were approximately $55,000 and $70,000, respectively.  For the years ended December 31, 2009 and 2008, the Partnership’s proportionate share of profit allocation charged by the Master Fund were approximately $0 and $105,292, respectively.

Valhalla Synergy Fund LLC’s condensed financial information primarily consists of their investment in the Master Fund and income allocated from the Master Fund to Valhalla Synergy Fund LLC.

Valhalla Synergy Fund LLC’s net assets at December 31, 2009 and 2008 are $35,682,748 and $48,707,147, respectively.  Total net income (loss) for the years ended December 31, 2009 and 2008 is $(2,144,686) and $6,597,373, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Valhalla Synergy Fund LLC (Continued)

Management of the Partnership believes the accounting principles utilized by Valhalla Synergy Fund LLC are consistent in all material respects with those utilized by the Partnership.

The Partnership’s investment in Valhalla Synergy Fund LLC represents approximately 5.88% and 5.63% of the investee fund’s net asset value as of December 31, 2009 and 2008, respectively.

Winton Futures Fund, L.P. (US) – Institutional Interests

Institutional Interests of Winton Futures Fund, L.P. (US) (formerly Class B Interests through May 2008) are charged management fees of 1.75% annually and incentive fees of 20% of trading profits.  For the years ended December 31, 2009 and 2008, the Partnership’s proportionate share of management fees charged by Winton Futures Fund, L.P. (US) were approximately $147,000 and $90,000, respectively.  For the years ended December 31, 2009 and 2008, the Partnership’s proportionate share of incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $0 and $191,000, respectively.

The CPO Consultant is the General Partner of Winton Futures Fund, L.P. (US).

Condensed financial information as of December 31, 2009 and 2008 and for the years then ended is as follows:

	December 31, 2009	December 31, 2008
Statement of Financial Conditions
Assets
Equity in Newedge USA, LLC account
Cash	$57,157,995	$154,396,738
Unrealized gain on open commodity futures contracts	2,751,248	4,174,311
Long options (cost - $31,080 and $0)	15,760	0
Unrealized gain on open forward contracts	3,227	0

	59,928,230	158,571,049

Cash and cash equivalents	3,733,271	3,384,626
Investment securities at value (cost $469,559,059 and $132,744,996)	469,934,981	132,860,018
Other assets	719,323	175,971

Total assets	$534,315,805	$294,991,664

Liabilities
Short options (proceeds – $68,320 and $0)	$36,220	$0
Payable for securities purchased	0	5,000,000
Accounts payable	249,209	176,744
Commissions payable	611,622	30,216
Management fee payable	822,084	314,556
Administrative fee payable	77,788	16,198
Service fees payable	420,136	229,428
Incentive fee payable	249,171	3,053,989
Redemptions payable	3,504,884	4,043,596
Subscriptions received in advance	12,878,915	23,079,459

Total liabilities	18,850,029	35,944,186

Total partners’ capital (Net Asset Value)	515,465,776	259,047,478

	$534,315,805	$294,991,664

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Winton Futures Fund, L.P. (US) – Institutional Interests (Continued)

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31
	2009	2008
Statements of Operations
Gains (loss) on trading of derivatives contracts
Realized	$(15,500,903)	$39,466,146
Changes in unrealized	(1,403,056)	2,819,778
Brokerage commissions	(5,636,378)	(499,445)
Gain (loss) from trading derivatives	(22,540,337)	41,786,479)

Gain (loss) on trading of securities
Realized	$(1,633)	$5,605
Change in unrealized	260,900	115,022
Gain from trading securities	259,267	120,627
Total trading gains (losses)	(22,281,070)	41,907,106

Net investment income (loss)
Interest income	3,044,150	3,801,283

Expenses
Incentive fee	546,869	8,685,185
Management and other fees	11,940,521	4,388,824
Operating expenses	1,169,523	515,291

Total expenses	13,656,913	13,589,300

Net investment (loss0	(10,612,763)	(9,788,017)

Net income (loss)	$(32,893,833)	$32,119,089

Management of the Partnership believes the accounting principles utilized by Winton Futures Fund, L.P. (US) are consistent in all material respects with those utilized by the Partnership.

The Partnership’s investment in Winton Futures Fund, L.P. (US) represents approximately 1.39% and 3.29% of the investee fund’s net asset value as of December 31, 2009 and 2008, respectively.

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

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 8.	MARKET AND CREDIT RISKS

The Partnership is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

As the Partnership deposits substantially all of its assets with MFG, the Partnership has a concentration of credit risk with MFG.  The following details the maximum amount of loss the Partnership would incur due to the complete failure by MFG to perform according to the terms of the applicable contractual agreements, with such maximum amount of loss being based on the gross fair value of the financial instruments held by MFG:

Broker	December 31, 2009	December 31, 2008

MFG	$4,541,795	$6,423,863

The above maximum amount of risk of loss of financial instruments does not take into account adverse market movements subsequent to December 31, 2009 or the fact that the maximum amount of risk of loss on certain financial instruments is potentially unlimited.  Accordingly, the maximum amount of risk of loss subsequent to December 31, 2009 could be materially greater.

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

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 8.	MARKET AND CREDIT RISKS (CONTINUED)

The Partnership has a portion of its assets on deposit with a financial institution in connection with its cash management activities.  In the event of a financial institution’s insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.

The Partnership’s investments in other commodity pools are subject to the market and credit risks of futures contracts, forward currency contracts and other investment and derivative contracts held or sold short by these commodity pools.  The Partnership bears the risk of loss only to the extent of the fair value of its respective investment and, in certain specific circumstances, distributions and redemptions received. The General Partner has established risk management procedures to monitor investments in other commodity pools and seeks to minimize risk primarily by investing in commodity pools, which the General Partner and the CPO Consultant believe are reliable and creditworthy.  However, there can be no assurance that any commodity pool invested in will be able to meet its obligations to the Partnership.

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

Effective January 29, 2010, the Partnership terminated its advisory agreement with one of its commodity trading advisors.  Effective February 1, 2010, the Partnership submitted a full redemption request for its investment in Valhalla Synergy Fund LLC to be effective March 31, 2010.  Effective March 1, 2010, the Partnership made an initial investment of $1,500,000 in APM – QIM Futures Fund, L.P., a commodity pool.

The General Partner has evaluated subsequent events through the date the financial statements were issued.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 11.     FINANCIAL HIGHLIGHTS

The following information presents non-restricted per unit operating performance data and other supplemental financial data for the years ended December 31, 2009 and 2008.  This information has been derived from information presented in the financial statements.

	2009	2008
Per Unit Performance – Non-restricted units
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$3,139.86	$2,916.78

Income (loss) from operations:
Total trading and investing gains (losses)(1)	(381.01)	450.78
Net investment income (loss)(1)	(230.24)	(227.70)

Total income (loss) from operations	(611.25)	223.08

Net asset value per unit at end of year	$2,528.61	$3,139.86

Total Return	(19.47)%	7.65%

Supplement Data

Ratios to average net asset value: (2), (3)
Expenses prior to incentive fees(5)	7.32%	5.86%
Incentive fees	0.81%	2.12%

Total expenses	8.13%	7.98%

Net investment income (loss)(4), (5)	(7.31)%	(5.65)%

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

(2)	Excludes the Partnership’s proportionate share of expenses and net investment income (loss) from investments in other commodity pools.
(3)	Ratios for the years ended December 31, 2009 and 2008, are after the waiver of management fees by the General Partner, equal to 0.00% and 0.43%, respectively, of average net asset value.
(4)	Excludes incentive fees.
(5)	Excludes brokerage commissions.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

Note 11.     FINANCIAL HIGHLIGHTS (CONTINUED)

The following information presents side pocket/restricted per unit operating performance data and other supplemental financial data for the period January 1, 2009 to February 28, 2009 (termination of side pocket/restricted units) and for the  period April 1, 2008 (inception of side pocket/restricted units) to December 31, 2008.  This information has been derived from information presented in the financial statements.

	Two Months Ended February 28, 2009	Nine Months Ended December 31, 2009
Per Unit Performance – Side Pocket/Restructed units (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,663.73	$2,963.09

Income (loss) from operations:
Total trading and investing gains (losses)(1)	42.27	(113.62)
Net investment income (loss)(1)	(24.73)	(185.74)

Total income (loss) from operations	17.54	(299.36)

Net asset value per unit at end of period	$2,681.27 (7)	$2,663.73

Total Return(4)	0.66%	(10.10)%

Supplemental Data

Ratios to average net asset value:(2)
Expenses prior to incentive fees(3), (6)	5.53%	8.62%
Incentive fees(4)	0.00%	0.00%
Total expenses	5.53%	8.62%

Net investment income (loss)(3), (5), (6)	(5.53)%	(8.62)%

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

(2)	Excludes the Partnership’s proportionate share of expenses and net investment income (loss) from investments in other commodity pools.
(3)	Annualized.
(4)	Not annualized.
(5)	Excludes incentive fees.
(6)	Excludes brokerage commissions.
(7)	Prior to termination of the side pocket/restricted unit class effective February 28, 2009.

WINTON FUTURES FUND, L.P. (US)

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

WINTON FUTURES FUND, L.P. (US)

____________

TABLE OF CONTENTS
_____________

PAGES

Report of Independent Registered Public Accounting Firm	F-34

Financial Statements

Statements of Financial Condition	F-35

Condensed Schedules of Investments	F-36 – F-40

Statements of Operations	F-41

Statements of Changes in Partners’ Capital (Net Asset Value)	F-42

Notes to Financial Statements	F-43 – F-56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Winton Futures Fund, L.P. (US)

We have audited the accompanying statements of financial condition, including the condensed schedules of investments of Winton Futures Fund, L.P. (US) (“the Partnership”) as of December 31, 2009 and 2008, and the related statements of operations and changes in partners’ capital for the years ended December 31, 2009, 2008 and 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winton Futures Fund, L.P. (US) as of December 31, 2009 and 2008, and the results of its operations and changes in partners’ capital for the years ended December 31, 2009, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado
March 29, 2010

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2009 AND 2008
_______________

	2009	2008

ASSETS
Equity in Newedge USA, LLC account:
Cash	$57,157,995	$154,396,738
Unrealized gain on open commodity futures contracts	2,751,248	4,174,311
Long options (cost $31,080 and $0)	15,760	-
Unrealized gain on open forward contracts	3,227	-
Interest receivable	-	14,426

	59,928,230	158,585,475

Cash and cash equivalents	3,733,271	3,384,626
Investment securities at value
(cost -$469,559,059 and $132,744,996)	469,934,981	132,860,018
Interest receivable	719,323	161,545

Total assets	$534,315,805	$294,991,664

LIABILITIES
Short options (proceeds $68,320 and $0)	$36,220	$-
Payable for securities purchased	-	5,000,000
Commissions payable	611,622	30,216
Management fee payable	822,084	314,556
Administrative fee payable	77,788	16,198
Services fees payable	420,136	229,428
Incentive fee payable	249,171	3,053,989
Redemptions payable	3,504,884	4,043,596
Subscriptions received in advance	12,878,915	23,079,459
Other liabilities	249,209	176,744

Total liabilities	18,805,029	35,944,186

PARTNER’S CAPITAL (NET ASSET VALUE)
General Partner	3,198	3,491
Limited Partners	515,462,578	259,043,987

Total partners’ capital (Net Asset Value)	515,465,776	259,047,478

Total liabilities and partners’ capital	$534,315,805	$294,991,664

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2009
_______________

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments – United States

U.S. Government Agency Bonds and Notes

$ 5,000,000	3/18/2010	Federal Farm Credit Bank, 1.05%	$5,009,400	0.97
8,000,000	6/17/2011	Federal Farm Credit Bank, 1.2%	8,020,000	1.56
5,000,000	9/23/2011	Federal Farm Credit Bank, 1.2%	4,987,500	0.97
5,000,000	10/13/2011	Federal Farm Credit Bank, 1.2%	4,998,450	0.97
10,000,000	11/4/2011	Federal Farm Credit Bank, 1.24%	9,981,300	1.94
5,000,000	5/5/2011	Federal Farm Credit Bank, 1.375%	5,017,200	0.97
5,000,000	3/23/2011	Federal Farm Credit Bank, 1.85%	5,012,500	0.97
1,035,000	8/5/2011	Federal Home Loan Bank, 1.375%	1,041,148	0.20
2,720,000	12/9/2011	Federal Home Loan Bank, 1.05%	2,702,157	0.52
11,165,000	7/18/2011	Federal Farm Credit Bank, 1.125%	11,175,495	2.17
10,000,000	9/30/2010	Federal Home Loan Bank, 1.25%	10,050,000	1.95
1,500,000	10/19/2011	Federal Home Loan Bank, 1.25%	1,496,715	0.29
8,130,000	10/21/2011	Federal Home Loan Bank, 1.25%	8,145,284	1.58
5,000,000	11/23/2011	Federal Home Loan Bank, 1.25%	4,992,200	0.97
15,000,000	6/15/2011	Federal Home Loan Bank, 1.3%	15,046,950	2.92
10,000,000	10/14/2011	Federal Home Loan Bank, 1.3%	9,978,100	1.94
10,000,000	8/27/2010	Federal Home Loan Bank, 1.375%	10,053,100	1.95
5,000,000	9/10/2010	Federal Home Loan Bank, 1.4%	5,028,150	0.98
5,000,000	9/13/2010	Federal Home Loan Bank, 1.5%	5,032,800	0.98
5,950,000	11/10/2011	Federal Home Loan Mortgage Corporation, 1.2%	5,926,379	1.15
3,225,000	12/30/2011	Federal Home Loan Mortgage Corporation, 1.3%	3,203,134	0.62
4,175,000	11/18/2011	Federal Home Loan Mortgage Corporation, 1.5%	4,162,976	0.81
5,000,000	2/9/2011	Federal Home Loan Mortgage Corporation, 1.75%	5,006,000	0.97
10,000,000	3/16/2011	Federal Home Loan Mortgage Corporation, 2%	10,024,900	1.94
15,000,000	5/27/2011	Federal National Mortgage Association, 1.35%	15,042,150	2.92
5,000,000	9/30/2010	Federal National Mortgage Association, 1.2%	5,023,450	0.97
10,000,000	9/28/2011	Federal National Mortgage Association, 1.25%	9,971,900	1.93
2,000,000	9/29/2011	Federal National Mortgage Association, 1.25%	1,996,260	0.39
6,250,000	12/30/2011	Federal National Mortgage Association, 1.25%	6,218,750	1.21
10,000,000	5/27/2011	Federal National Mortgage Association, 1.5%	10,034,400	1.95
5,000,000	7/6/2010	Federal National Mortgage Association, 1.50%	5,032,800	0.98
10,000,000	4/8/2011	Federal National Mortgage Association, 1.875%	10,031,300	1.95
3,000,000	2/11/2011	Federal National Mortgage Association, 2%	3,005,640	0.58
10,000,000	4/1/2011	Federal National Mortgage Association, 2%	10,040,600	1.95

Total U.S. Government Agency Bonds and Notes (cost - $232,113,166)			$232,489,088	45.10

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2009
_______________

Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments – United States (continued)

Corporate Notes and Repurchase Agreement
$23,350,000	1/6/2010	American Honda Finance Corp Disc Note, .15%	$23,347,179	4.53
21,900,000	1/4/2010	Avery Dennison Corp Disc Note, 0.15%	21,899,635	4.25
22,900,000	1/4/2010	BMW US Capital Disc Note, .30%	22,989,855	4.44
22,995,000	1/12/2010	BNP Paribas Financial Inc Disc Note, .14%	22,993,122	4.46
2,370,000	1/13/2010	Chevron Corp Note, .07%	2,370,000	0.46
21,910,000	1/4/2010	Devon Energy Corp Disc Note, .18%	21,909,577	4.25
1,175,000	1/11/2010	Dexia Delaware LLC Disc Note, .29%	1,174,735	0.23
23,175,000	1/8/2010	Dexia Delaware LLC Disc Note, .30%	23,169,493	4.49
3,300,000	1/6/2010	Public Svc Co of NC Disc Note, .30%	3,299,807	0.64
30,100,000	1/4/2010	Societe General North America Inc Disc Note, .08%	30,099,594	5.84
2,300,000	1/15/2010	Toyota Motor Credit Corp Disc Note, .15%	2,299,712	0.45
22,900,000	1/15/2010	Vodafone Group P/c disc Note, .23%	22,898,976	4.44
20,000,000	1/5/2010	Volkswagen of America Disc Note, .27%	19,998,950	3.88
19,087,000	1/4/2010	Wellpoint Inc DTD, .20%	19,086,258	3.70

Total Corporate Notes and Repurchase Agreements (cost - $237,445,893)			237,445,893	46.06

Total investment securities - United States (cost $469,559,059)			$469,934,981	91.16

(1)	Represents the U.S. dollar equivalent of the notional amount bought or sold.

 See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2009
_______________

Range of Expiration Dates	Number of Contracts for Notional Value	Value	% of Partners
LONG FUTURES CONTRACTS:
Agriculture	Feb 10 – Oct 10	751		$739,441	$0.14
Currencies	Mar 10	1,962		(1,739,750)	(0.34)
Energy	Feb 10 – Mar 12	73		94,634	0.02
Interest Rates	Jan 10 – Mar 12	4,877		69,583	0.01
Metals	Jan 10 – Dec 10	962		1,890,916	0.37
Stock Indices	Jan 10 – Mar 10	3,281		3,443,054	0.67
Treasury Rates	Mar 10	301		(477,078)	(0.09)
Total Long Futures Contracts		12,747		4,020,800	0.78

SHORT FUTURES CONTRACTS:
Agriculture	Jan 10 – May 10	668		(169,625)	(0.03)
Currencies	Jan 10 – Mar 10	926		(104,602)	(0.02)
Energy	Jan 10 – Mar 10	174		(440,113)	(0.09)
Interest Rates	Mar 10 – Jun 10	149		(26,810)	(0.01)
Metals	Jan 10	68		(560,248)	(0.11)
Stock Indices	Mar 10	11		(9,154)	-
Treasury Rates	Mar 10	163		41,000	0.01

Total short futures contracts		2,159		(1,269,552)	(0.25)

Total futures contracts		14,906		$2,751,248	0.53

LONG OPTIONS CONTRACTS:
Stock Indices (cost of $31,080)	Jan 10 – Mar 10	58		$15,760	-

SHORT OPTIONS CONTRACTS:
Stock Indices (proceeds of $68,320)	Jan 10 – Mar 10	58		$36,220	0.01

SHORT FORWARD CURRENT CONTRACTS:
Brazilian Real	Jan 10	$200,850	(1)	$(4,233)	-

SHORT FORWARD CURRENT CONTRACTS:
Brazilian Real	Jan 10 – Feb 10	$400,000	(1)	$7,460	-

Total forward currency contracts				$3,227	-

(1)	Represents the U.S. dollar equivalent of the notional amount bought or sold.

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
DECEMBER 31, 2008
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments - United States

U.S. Government Agency Bonds and Notes
$3,000,000	11/17/2009	Federal Farm Credit Bank, 2.05%	$3,005,640	1.16
6,000,000	12/23/2010	Federal Farm Credit Bank, 2.37%	6,011,280	2.32
4,000,000	7/10/2009	Federal Home Loan Bank, 4.35%	4,002,280	1.54
3,250,000	5/1/2009	Federal Home Loan Bank, 3.00%	3,253,998	1.26
3,600,000	5/20/2009	Federal Home Loan Bank, 2.04%	3,603,744	1.39
2,800,000	11/20/2009	Federal Home Loan Bank, 2.04%	2,802,128	1.08
5,000,000	12/29/2010	Federal Home Loan Bank, 2.05%	5,018,750	1.94
5,000,000	8/21/2009	Federal Home Loan Bank, 0.44%	4,994,250	1.93
5,000,000	4/28/2009	Federal Home Loan Bank, 2.50%	5,007,800	1.93
5,000,000	4/29/2010	Federal Home Loan Bank, 3.05%	5,039,050	1.95
4,000,000	4/30/2009	Federal Home Loan Bank, 2.60%	4,030,000	1.56
5,000,000	12/30/2009	Federal Home Loan Mortgage Corporation, 1.00%	4,993,750	1.93
4,000,000	11/10/2009	Federal Home Loan Mortgage Corporation, 2.05%	4,005,040	1.55
5,000,000	7/6/2010	Federal Home Loan Mortgage Corporation, 1.50%	5,000,000	1.93
1,180,000	1/7/2009	Federal Home Loan Bank Disc Note, 0.03%	1,179,993	0.46
6,600,000	2/4/2009	Federal Home Loan Mortgage Corp Disc, 0.05%	6,599,670	2.55

Total U.S. Government Agency Bonds and Notes (cost - $68,432,351)			68,547,373	26.48

Corporate Notes and Repurchase Agreements
$27,893,000	1/2/2009	Bank of America Repo, 0.01%	$27,893,000	10.77
6,000,000	1/6/2009	Chevron Corp Note, 0.02%	6,000,000	2.32
2,124,000	1/5/2009	Hershey Foods Corp Disc Note, 0.15%	2,123,947	0.82
896,000	1/2/2009	L'Oreal USA Inc Disc Note, 0.15%	895,974	0.31
6,000,000	1/5/2009	Nestle Capital Disc Note, 0.01%	5,999,991	2.32
6,000,000	1/5/2009	Northern Illinois Gas Disc Note, 0.07%	5,999,930	2.32
6,000,000	1/6/2009	Rabobank USA Financial Corp Disc Note, 0.05%	5,999,942	2.32
3,400,000	1/2/2009	Societe General North America Disc Note, 0.21%	3,399,861	1.31
6,000,000	1/2/2009	Toyota Financial Service Puerto Rico, 0.10%	6,000,000	2.32

Total Corporate Notes and Repurchase Agreements (cost - $64,312,645)			64,312,645	24.81

Total investment securities - United States (cost - $132,744,996)			$132,860,018	51.29

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2008
_______________

	Range of Expiration Dates	Number of Contracts	Value	% of Partners Capital

LONG FUTURES CONTRACTS:
Agriculture	Feb - Jun 09	60	$120,994	0.05
Currencies	Mar 09 - Jun 10	1,439	1,600,723	0.61
Interest Rates	Jan 09 - Jun 10	1,533	2,662,065	1.03
Metals	Jan 09	75	(205,661)	(0.08)
Stock Indices	Mar 09	2	875	-
Treasury Rates	Mar 09 - Dec 09	563	1,542,447	0.59

Total long futures contracts		3,672	5,721,443	2.20

SHORT FUTURES CONTRACTS:
Agriculture	Feb 09 - Nov 10	667	(1,242,086)	(0.48)
Currencies	Mar 09	441	(1,489,992)	(0.58)
Energy	Jan 09 - Dec 10	94	302,182	0.12
Metals	Jan - Apr 09	175	998,975	0.39
Stock Indices	Jan - Mar 09	119	(112,475)	(0.04)
Treasury Rates	Mar 09	18	(3,736)	-

Total short futures contracts		1,514	(1,547,132)	(0.59)

Total futures contracts		5,186	$4,174,311	1.61

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
_______________

	2009	2008	2007
TRADING GAINS (LOSSES):
Gain (loss) on trading of
derivatives contracts
Realized	$(15,134,007)	$39,189,837	$15,016,680
Change in unrealized	(1,403,056)	2,819,778	(739,757)
Brokerage commissions	(5,636,378)	(499,445)	(673,161)

Gain (loss) from trading derivatives	(22,173,441)	41,510,170	13,603,762

Gain (loss) on trading of securities
Realized	(1,633)	5,605	-
Change in unrealized	260,900	115,022	-

Gain from trading securities	259,267	120,627	-

Foreign currency translation gains (losses)	(366,896)	276,309	133,655

Total trading gains (losses)	(22,281,070)	41,907,106	13,737,417

NET INVESTMENT INCOME (LOSS):
Income
Interest income	3,044,150	3,801,283	3,810,719

Expenses
Management fee	7,310,067	2,474,653	1,170,329
Administrative fee	616,020	49,259	-
Service fees	4,014,434	1,864,912	536,306
Incentive fee	546,869	8,685,185	2,765,664
Professional fees	1,169,523	515,291	214,484

Total expenses	13,656,913	13,589,300	4,686,783

Net investment (loss)	(10,612,763)	(9,788,017)	(876,064)

NET INCOME (LOSS)	$(32,893,833)	$32,119,089	$12,861,353

 See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
_______________

		Limited Partners

	Total	Original Class A	Original Class B	Special Special Interests	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2006	$57,161,095	$16,714,934	$31,527,995	$8,915,623	$-	$-	$-	$2,543

Transfers	-	(1,127,544)	1,127,544	-	-	-	-	-

Capital additions	41,661,121	18,167,321	22,673,800	820,000	-	-	-	-

Capital withdrawals	(16,152,642)	(2,299,027)	(12,633,615)	(1,220,000)	-	-	-	-

Net income for the year
ended December 31, 2006	12,861,353	4,051,251	7,557,205	1,252,541	-	-	-	356

Offering costs	(16,066)	(5,436)	(9,077)	(1,553)	-	-	-	-

Balances at December 31, 2007	95,514,861	35,501,499	50,243,852	9,766,611	-	-	-	2,899

Transfers	-	(3,428,705)	(63,946,413)	-	(262,983)	260,072	67,378,029	-

Capital additions	178,574,330	64,322,008	32,627,859	-	29,770,930	26,373,531	25,480,002	-

Capital withdrawals	(47,036,859)	(3,474,589)	(14,264,716)	(8,174,000)	(113,314)	(54,100)	(20,956,140)	-

Net income for the year
ended December 31, 2008	32,119,089	13,188,377	11,614,186	1,563,864	1,779,682	1,685,068	2,287,318	594

Offering costs	(123,943)	(61,913)	(28,720)	(5,995)	(2,994)	(2,145)	(22,174)	(2)

Balances at December 31, 2008	259,047,478	106,046,677	16,246,048	3,150,480	31,171,321	28,262,426	74,167,035	3,491

Transfers	-	(1,619,578)	918,871	-	(584,077)	92,967	1,191,817	-

Capital additions	341,256,824	169,092	1,121	37,650,000	154,019,760	85,850,610	63,566,241	-

Capital withdrawals	(51,787,951)	(16,975,386)	(1,277,714)	(8,581,457)	(7,082,968)	(3,645,724)	(14,224,702)	-

Net loss for the year
ended December 31, 2009	(32,893,833)	(8,460,393)	(1,146,642)	(1,785,361)	(9,287,406)	(5,305,870)	(6,907,869)	(292)

Offering costs	(156,742)	(37,727)	(6,117)	(6,107)	(40,512)	(27,680)	(38,598)	(1)

Balances at December 31, 2009	$515,465,776	$79,122,685	$14,735,567	$30,427,555	$168,196,118	$105,226,729	$117,753,924	$3,198

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS
_______________

NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

General Description of the Partnership

The Partnership was organized as a limited partnership in Colorado in March 1999, and will continue until December 31, 2035, unless sooner terminated as provided for in the First Amended Agreement of Limited Partnership (“Agreement”).  The Partnership's general partner is Altegris Portfolio Management, Inc. (d/b/a APM Funds) (the "General Partner").  The Partnership speculatively trades commodity futures contracts, options on futures contracts, forward contracts and other commodity interests.  The objective of the Partnership’s business is appreciation of its assets.

Method of Reporting

The Partnership follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets generally accepted accounting principles (GAAP) that the Partnership follows to ensure consistent reporting of the Partnership’s financial condition, results of operations, and changes in partners’ capital. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification referred to as “ASC”. The FASB finalized the ASC effective for periods ending on or after September 15, 2009.

The Partnership’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership’s management.  Actual results could differ from those estimates.

Pursuant to the Cash Flows Topic of the Codification, the Fund qualifies for an exemption from the requirement to provide a statement of cash flows and has elected not to provide a statement of cash flows.

Cash and Cash Equivalents

Cash and cash equivalents includes cash and other highly liquid investments with financial institutions with maturity dates of 90 days or less.

Basis of Accounting

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

Basis of Accounting (concluded)

Gains or losses are realized when contracts are liquidated. Net unrealized gains or losses on open contracts (the difference between contract trade piece and quoted market price) are reflected in the statement of financial condition. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions on futures and options on futures contracts include other trading fees and are charged to expense when contracts are opened.

Fair Value

The Partnership values its investments in accordance with Accounting Standards Codification 820 - Fair Value Measurements (“ASC 820”).  Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants and the measurement date.

In determining fair value, the Partnership uses various valuation approaches. ASC 820 establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Partnership.

Unobservable inputs reflect the Partnership’s assumption about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Partnership has the ability to access. Valuation adjustments and blockage discounts are not applied to Level 1 securities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors, including the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Partnership in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined by the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Partnership’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Partnership uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

The Partnership values futures and options on futures contracts at the closing price of the contracts primary exchange. The Partnership includes futures and options on futures contracts in Level 1 of the fair value hierarchy.

Forward currency contracts are valued at fair value using spot currency rates and adjusted for interest rates and other typical adjustment factors. The Partnership includes forward currency contracts in Level 2 of the fair value hierarchy.

The fair value of United States government bonds is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. United States government bonds are generally categorized in Levels 1 or 2 of the fair value hierarchy.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

The fair value of corporate bonds is estimated using recently executed transactions, market price quotations (where observable), bond spreads or credit default swap spreads. The spread data used are for the same maturity as of the bond. If the spread data does not reference the issuer, then data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy. In instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy.

The industry classifications included in the condensed schedule of investments represent the General Partner’s belief as to the most meaningful presentation of the classification of the Partnership’s investments.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of December 31, 2009:

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Assets:
	Futures contracts	$2,751,248	$-	$-	$2,751,248
	Options contracts	15,760	-	-	15,760
	Forward currency contracts	-	3,227	-	3,227
	US Government agency obligations	232,489,088	-	-	232,489,088
	Corporate notes and repurchase agreements	-	237,445,893	-	237,445,893

		$235,256,096	$237,449,120	$-	$472,705,216

Liabilities:
	Options contracts	$36,220	$-	$-	$36,220

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (concluded)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of December 31, 2008:

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Assets:
	Futures contracts	$4,174,311	$-	$-	$4,174,311
	US Government agency obligations	68,547,373	-	-	68,547,373
	Corporate notes and repurchase agreements	-	64,312,645	-	64,312,645

		$72,721,684	$64,312,645	$-	$137,034,329

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

The Partnership consists of the General Partner’s Interest, Original Class A Interests, Original Class B Interests, Special Interests, Class A Interests, Class B Interests and Institutional Interests.  Original Class A Interests and Original Class B Interests were issued prior to July 1, 2008 and are only issued to Limited Partners on a limited basis.   Class A Interests, Class B Interests and Institutional Interests were first issued by the Partnership on July 1, 2008.  Income or loss (prior to management fees, administrative fees, service fees and incentive fees) are allocated pro rata among the partners based on their respective capital accounts as of the end of each month in which the items accrue pursuant to the terms of the Agreement.  Original Class A Interests, Original Class B Interests, Special Interests, Class A Interests, Class B Interests and Institutional Interests are then charged with their applicable management fee, administrative fee, service fee and incentive fee in accordance with the Agreement.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Partnership is not subject to federal income taxes; each partner reports his allocable share of income, gain, loss, deductions or credits on their own income tax return.

The Partnership classifies interest and penalties, if any, as interest expense.  The Partnership files U.S. federal and state tax returns.  The 2006 through 2009 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Financial Derivative Instruments

The Partnership engages in the speculative trading of futures, options on futures, and forward contracts for the purpose of achieving capital appreciation.  None of the Partnership’s derivative instruments are designated as hedging instruments, as defined in the Derivatives and Hedging Topic of the ASC, nor are they used for other risk management purposes.  The Advisor and General Partner actively assess, manage and monitor risk exposure on derivatives on a contract basis, a sector basis (e.g., interest rate derivatives, agricultural derivatives, etc.), and on an overall basis in accordance with established risk parameters.  Due to the speculative nature of the Partnership’s derivative trading activity, the Partnership is subject to the risk of substantial losses from derivatives trading.

The following presents the fair value of derivative contracts at December 31, 2009.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the statement of financial condition.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

December 31, 2009

Futures Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Agriculture	$ 1,170,985	$ (601,169)	$ 569,816
Currencies	387,606	(2,231,958)	(1,844,352)
Energy	119,033	(464,512)	(345,479)
Interest Rates	1,809,953	(1,767,180)	42,773
Metals	2,938,456	(1,607,878)	1,330,668
Stock Indices	3,749,160	(315,260)	3,433,900
Treasury Rates	57,594	(493,672)	(436,078)
	10,232,877	(7,481,629)	2,751,248

Options on Futures Contracts
Stock Indices	15,760	(36,220)	(20,460)

Forward Currency Contracts
Currencies	7,460	(4,233)	3,227

Total Gross Fair Value of Derivatives	$ 10,256,097	$ (7,522,082)	$ 2,734,015

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the year ended December 31, 2009.  The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statement of operations.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

	Year Ended December 31, 2009
Futures Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Agriculture	$ (1,573,442)	$ 1,690,908	2,838
Currencies	(1,811,907)	(1,955,084)	6,820
Energy	(7,203,938)	(647,661)	1,676
Interest Rates	4,429,561	(2,618,822)	6,524
Metals	3,183,739	537,355	1,034
Stock Indices	(6,947,020)	3,545,500	6,816
Treasury Rates	(5,360,121)	(1,975,259)	3,833
Total futures contracts	(15,283,128)	(1,423,063)	29,541

Options on Futures Contracts
Stock Indices	149,121	16,780	386

Forward Currency Contracts
Currencies	-	3,227	$ 200,000	(1)
Total gains from derivatives trading	$ (15,134,007)	$ (1,403,056)

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold.

Reclassifications

Certain amounts in the 2008 and 2007 financial statements were reclassified to conform with the 2009 presentation.

Recently Adopted Accounting Pronouncements

The Partnership adopted the provisions of FASB ASC 855, Subsequent Events, which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB ASC 855 is effective for financial statements issued for the Partnership’s first interim and annual period ending after June 15, 2009.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Adopted Accounting Pronouncements (continued)

The Partnership adopted FASB Accounting Standards Codification on September 30, 2009. FASB ASC is the single source of authoritative nongovernmental U.S. GAAP. The Codification does not change U.S. GAAP but combines all authoritative standards into a comprehensive, topically organized online database. Effective with the Codification launch on July 1, 2009 only one level of authoritative GAAP will exist, other than guidance issued by the SEC. All other accounting literature excluded from the Codification will be considered non-authoritative. The Codification impacted the Partnership’s financial statement disclosures by eliminating prior FASB references since all references to authoritative accounting literature will be references made in accordance with the Codification.

NOTE 2 -  AGREEMENTS AND RELATED PARTIES

Advisory Contract

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Limited (“Advisor”).  The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined).  However, the quarterly incentive fee is payable only on cumulative profits calculated separately for each partner’s interest achieved from commodity trading (as defined).

Effective July 1, 2008, the Advisor receives from the Partnership a monthly management fee equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership's management fee net asset value (as defined).  In addition, the General Partner has assigned a portion of its management fees earned to the Advisor.  Total management fees earned by the Advisor for the years ended December 31, 2009 and 2008 and 2007 were $3,266,333, $933,820 and $478,625, respectively.

Brokerage Agreements

Newedge USA, LLC is the Partnership’s commodity broker (the “Clearing Broker”), pursuant to the terms of a brokerage agreement.  The Partnership pays brokerage commissions to the Clearing Broker for clearing trades on its behalf.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 -   AGREEMENTS AND RELATED PARTIES (CONTINUED)

General Partner Management Fee

The General Partner receives from the Partnership a monthly management fee equal to 0.0625% (0.75% annually) for Original Class A, 0.146% (1.75% annually) for Original Class B, and currently 0.0417% to 0.125% (0.50% to 1.5% annually) for Special Interests of the Partnership's management fee net asset value (as defined).  Effective July 1, 2008, the General Partner receives from the Partnership a monthly management fee equal to 0.104% (1.25% annually) for Class A and Class B,  and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's management fee net asset value (as defined).   The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners.

Total management fees earned by the General Partner, net of such management fees assigned to the Advisor, for the years ended December 31, 2009, 2008 and 2007 were $4,043,734, $1,540,833 and $691,704, respectively.  Management fees payable to the General Partner as of December 31, 2009 and December 31, 2008 were $446,310 and $190,491, respectively.

Administrative Fee

Effective July 1, 2008, the General Partner receives from the Partnership a monthly administrative fee equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value (as defined) attributable to Class A and Class B Interests.

Service Fees

Original Class A Interests and Class A Interests pay selling agents an ongoing payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month end as compensation for their continuing services to the Limited Partners.  Effective March 1, 2009 selling agents may, at their option, elect to receive the service fee for the sale of Institutional Interests.

If the selling agent so elects, the Partnership will charge an ongoing payment of 0.0417% (0.50% annually) of the value of interests sold by them which are outstanding at month end as compensation for their continuing services to the Limited Partners.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 -   AGREEMENTS AND RELATED PARTIES (CONTINUED)

Related Party

Altegris Investments, Inc. (“Altegris”), an affiliate of the General Partner, is registered as a broker-dealer with the Securities and Exchange Commission and an independent introducing broker registered with the Commodity Futures Trading Commission.  Altegris has entered into a selling agreement with the Partnership where it receives 2% per annum as continuing compensation for interests sold by Altegris that are outstanding at month end.  Altegris, as the Partnership’s introducing broker, also receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. For the years ended December 31, 2009, 2008 and 2007, commissions, interest income and continuing compensation received by Altegris amounted to $6,358,789, $1,807,841 and $639,040, respectively.

Effective March 1, 2009, the Partnership pays to its clearing brokers and Altegris, at a minimum, brokerage charges at a flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value (as defined).  Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary.

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

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 3 -   FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS
                    AND UNCERTAINTIES

The Partnership participates in the speculative trading of commodity futures contracts, options on futures contracts and forward currency contracts, substantially all of which are subject to margin requirements.  The minimum amount of margin required for each contract is set from time to time in response to various market factors by the respective exchanges and interbank market makers.  Further for futures contracts and options on futures contracts, the Clearing Broker has the right to require margin in excess of the minimum exchange requirement.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of brokers or interbank market makers to perform under the terms of their contracts (credit risk).  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over the counter transactions since, in over the counter transactions, the Partnership must rely solely on the credit of their respective individual counterparties.  For forward currency contracts, the Partnership is subject to the credit risk associated with counterparty non-performance.  The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain on forward currency contracts.

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

The Partnership has cash deposited with Wilmington Trust Company (“Custodian”).  For cash not held with the Clearing Broker, the Partnership expanded its agreement with the Custodian in August 2008 to include provision of cash management services by an affiliate of the Custodian, Wilmington Trust Investment Management (“WTIM”).  The Partnership has a substantial portion of its assets on deposit with WTIM in U.S. Government agency bonds and notes and corporate notes and repurchase agreements.  Risks arise from investments in bonds, notes and repurchase agreements due to possible illiquidity and the potential for default by the issuer or counterparty.  Such instruments are also particularly sensitive to changes in interest rates and economic conditions.

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

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 5 -   SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through March 29, 2010, the date these financial statements were available to be issued.  There are no subsequent events to disclose.

NOTE 6 -   FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the years ended December 31, 2009, 2008 and 2007.  This information has been derived from information presented in the financial statements.

	December 31, 2009
	Original	Original	Special	(5)	(5)	(5) Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)	(8.39)%	(7.46)%	(7.38)%	(10.28)%	(8.41)%	(7.56)%

Ratio to average net asset value
Expenses prior to incentive fees (1)	3.06%	2.07%	1.83%	4.88%	2.89%	2.07%
Incentive fees (4)	0.00%	0.01%	0.11%	0.25%	0.19%	0.09%

Total expenses	3.06%	2.08%	1.94%	5.13%	3.08%	2.16%

Net investment (loss) (1) (2)	(2.36)%	(1.36)%	(1.08)%	(4.14)%	(2.16)%	(1.35)%

	December 31, 2008
	Original	Original	Special	(5)	(5)	(5) Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)	20.33%	21.58%	21.93%	1.29%	2.16%	3.52%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.13%	1.97%	1.77%	5.08%	3.06%	2.18%
Incentive fees (4)	4.27%	6.70%	5.07%	2.95%	3.32%	1.22%

Total expenses	7.40%	8.67%	6.84%	8.03%	6.38%	3.40%

Net investment income (loss) (1) (2) (3)	(1.09)%	0.54%	0.56%	(3.65)%	(1.70)%	(0.49)%

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

(1)	Includes offering costs, if any.
(2)	Excludes incentive fee.
(3)	Annualized only for Class A, Class B and Institutional Interests.
(4)	Not annualized.
(5)	Class A, Class B and Institutional Interests were first issued effective July 1, 2008.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 6 -   FINANCIAL HIGHLIGHTS (CONTINUED)

	December 31, 2007

	Original	Original	Special
	Class A	Class B	Interests

Total return for Limited Partners (4)	13.61%	14.97%	15.45%

Ratio to average net asset value
Expenses prior to incentive fees (1)	3.05%	2.03%	1.77%
Incentive fees (4)	3.46%	3.33%	2.87%

Total expenses	6.51%	5.36%	4.64%

Net investment income (1) (2)	1.51%	2.56%	2.79%

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

(1)	Includes offering costs, if any.
(2)	Excludes incentive fee.
(3)	Annualized.
(4)	Not annualized.
(5)	Class A, Class B and Institutional Interests were first issued effective July 1, 2008.