Form 10-Q
period 2010-03-31
PROFUTURES DIVERSIFIED FUND L P
filed 2010-05-17
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements	2 – 10
Item 1. Notes to Financial Statements	11 – 28
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29 - 33
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4T. Controls and Procedures	33

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34 – 35
Item 3. Defaults Upon Senior Securities	35
Item 4. (Removed and Reserved)	35
Item 5. Other Information	35
Item 6. Exhibits	35
Signatures	36
Rule 13a–14(a)/15d–14(a) Certifications	37 - 38
Section 1350 Certifications	39 - 40

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
March 31, 2010 (Unaudited) and December 31, 2009 (Audited)
_________________

	March 31,	December 31,
	2010	2009
ASSETS
Equity in broker trading accounts
Cash	$3,267,585	$4,181,743
Net unrealized gain (loss) on open futures contracts	14,634	267,330
Deposits with broker	3,282,219	4,449,073
Cash	1,097	577
Investments in other commodity pools	7,291,871	9,275,174
Redemption receivable from other commodity pools	1,925,559	600,000
Total assets	$12,500,746	$14,324,824
LIABILITIES
Accounts payable	$81,635	$43,635
Commissions and other trading fees payable	752	1,524
Management fees payable (includes $38,743
and $44,594 payable to the General Partner at
March 31, 2010 and December 31, 2009, respectively)	62,015	70,642
Redemptions payable	172,047	532,984
Total liabilities	316,449	648,785
PARTNERS’ CAPITAL (Net Asset Value)
Partners’ Capital (Non-restricted units):
General Partner –184 units outstanding at March 31, 2010 and December 31, 2009, respectively	426,008	464,548
Limited Partners – 5,071 and 5,225 units outstanding at March 31, 2010 and December 31, 2009, respectively	11,758,289	13,211,491
Total partners’ capital (net asset value)	12,184,297	13,676,039
	$12,500,746	$14,324,824

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2010 (Unaudited) and December 31, 2009 (Audited)
_______________

	March 31, 2010			December 31, 2009

	Fair Value	% of Net Asset Value		Fair Value	% of Net Asset Value
LONG FUTURES CONTRACTS(1)
Description
U.S.
Agricultural	$(28,533)	(0.24)%		$138,381	1.01%
Currency	1,975	0.02%		42,046	0.31%
Energy	11,790	0.10%		1,740	0.01%
Interest rate	0	0.00%		(716)	(0.01)%
Metal	0	0.00%		7,675	0.06%
Stock index	(2,398)	(0.02)%		6,475	0.05%
Total U.S. long futures contracts	$(17,166)	(0.14)%		$195,601	1.43%
Foreign
Agricultural	$0	0.00%		$15,597	0.11%
Interest rate	0	0.00%		(34,360)	(0.25)%
Stock index	3,078	0.03%		14,396	0.11%
Total foreign long futures contracts	$3,078	0.03%		$(4,367)	(0.03)%
SHORT FUTURES CONTRACTS(1)
Description
U.S.
Agricultural	$46,758	0.38%		$(330)	0.00	%(2)
Currency	0	0.00%		8,650	0.06%
Energy	21,450	0.18%		17,045	0.12%
Interest rate	0	0.00%		20,125	0.15%
Stock index	(39,790)	(0.33)%		26,390	0.19%
Total U.S. short futures contracts	$28,418	0.23%		$71,880	0.52%
Foreign
Stock index	$304	0.00	%(2)	$4,216	0.03%
Total foreign short futures contracts	$304	0.00%		$4,216	0.03%
Total futures contracts	$14,634	0.12%		$267,330	1.95%

(1)
No individual futures contract position constitutes greater than 5% of the Partnership’s Net Asset Value at March 31, 2010 or December 31, 2009.  Accordingly, the number of contracts and expiration dates are not presented.

(2)	Represents less than 0.01% of the Partnership’s Net Asset Value.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
March 31, 2010 (Unaudited) and December 31, 2009 (Audited)
_______________

	March 31, 2010		December 31, 2009

	Fair Value	% of Net Asset Value	Fair Value	% of Net Asset Value
INVESTMENTS IN OTHER COMMODITY POOLS
Valhalla Synergy Fund LLC
Investment Objective
To achieve capital appreciation by trading U.S. and
Non U.S. futures and forward currency contracts
Redemption Provisions
Quarterly, with 45 days notice	$0	0.00%	$2,097,074	15.33%
Winton Futures Fund, L.P. (US) – Institutional Interests(1)
Investment Objective
To achieve capital appreciation by trading U.S. and
Non U.S. futures contracts and fixed income securities
Redemption Provisions
Monthly, with 15 days notice	5,810,643	47.69%	7,178,100	52.49%
APM – QIM Futures Fund, L.P. – Institutional Interests(1)
Investment Objective
To achieve capital appreciation by trading U.S. and
Non U.S. futures contracts and fixed income securities
Redemption Provisions
Monthly, with 15 days notice	1,481,228	12.16%	0	0.00%
Total investments in other commodity pools	$7,291,871	59.85%	$9,275,174	67.82%

(1)	The General Partner of Winton Futures Fund, L.P. (US) and APM – QIM Futures Fund, L.P. is Altegris Portfolio Management, Inc., an affiliate of Altegris Investments, Inc.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
March 31, 2010 (Unaudited) and December 31, 2009 (Audited)
_______________

Proportional Share of Investments of Other Commodity Pools as of March 31, 2010(1)

U.S. Government Agency Bonds and Notes

Face Value	Description	Range of Maturity Dates	Fair Value	% of Net Asset Value
$1,644,301	Federal Home Loan Bank (0.10 – 1.50%)	04/2010 to 04/2012	$ 1,646,468	13.51%
$ 851,537	Federal National Mortgage Association	04/2010 to 03/2012	$ 851,718	6.99%
(0.14 – 2.00%)

(1)	Represents the Partnership’s proportional share of other commodity pool’s individual underlying investments which exceed 5% of the Partnership’s Net Asset Value at March 31, 2010.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
March 31, 2010 (Unaudited) and December 31, 2009 (Audited)
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
		Quarterly – with no minimum notice period	$ 2,066,615	15.11%
U.S. Government Agency Bonds and Notes
Face Value	Description	Range of Maturity Dates	Fair Value	% of Net Asset Value
$1,177,398	Federal Home Loan Bank (1.05 – 1.50%)	08/2010 to 12/2011	$ 1,180,073	8.63%
$1,061,817	Federal National Mortgage Association	07/2010 to 12/2011	$ 1,063,867	7.78%
(1.20 – 2.00%)
Open Long and Short Futures Contracts
No. of Contracts	Description	Range of Expiration Dates	Fair Value	% of Net Asset Value
Long Futures Contracts
U.S.
Metals
142	Aluminum	01/2010 to 12/2011	$ 2,375,053	17.37%
244	Copper	01/2010 to 12/2011	$ 11,279,002	82.47%

Short Futures Contracts
U.S.
Metals
160	Aluminum	01/2010 to 12/2011	$ (2,572,554)	(18.81)%
284	Copper	01/2010 to 12/2011	$(11,679,752)	(85.40)%
Purchased Options on Futures Contracts
No. of Contracts	Description	Expiration Date	Fair Value	% of Net Asset Value
U.S.
Metals
9	Aluminum	02/2010	$ 42,523	0.31%
4	Copper	02/2010	$ 50,854	0.37%
Written Options on Futures Contracts
No. of Contracts	Description	Expiration Date	Fair Value	% of Net Asset Value
U.S.
Metals
9	Aluminum	02/2010	$ (39,157)	(0.29)%
4	Copper	02/2010	$ (46,121)	(0.34)%

Physical Inventory
	Description		Fair Value	% of Net Asset Value
U.S.
Metals
	Aluminum		$ 983,804	7.19%

(1)
Represents the Partnership’s proportional share of other commodity pools' individual underlying investments and open futures contracts and options on futures contracts which exceed 5% of the Partnership’s Net Asset Value at December 31, 2009.  In certain situations, open futures contracts and options on futures contracts that are less than 5% of the Partnership’s Net Asset Value at December 31, 2009 may be presented to better indicate the Partnership’s net exposure to a particular underlying commodity.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
_________________

	Three Months Ended March 31,
	2010	2009	2009	2009
	Total	Non-restricted	Side pocket/restricted	Total
TRADING AND INVESTING GAINS (LOSSES)
Net gain (loss) from futures trading
Realized	$(591,220)	$(386,612)	$0	$(386,612)
Change in unrealized	(252,696)	(280,041)	0	(280,041)
Brokerage commissions	(56,431)	(42,173)	0	(42,173)
Gain (loss) from futures trading	(900,347)	(708,826)	0	(708,826)
Income (loss) from investments in other
commodity pools	22,256	(174,573)	19,515	(155,058)
Total trading and investing gains (losses)	(878,091)	(883,399)	19,515	(863,884)
NET INVESTMENT INCOME (LOSS)
Income
Interest income	137	1,149	0	1,149
Expenses
Incentive fees	0	55,689	0	55,689
Management fees (includes $119,976, $171,529, $7,714and $179,243 charged by the General Partner for the three months ended March 31, 2010 and 2009, respectively)	167,099	222,772	7,714	230,486
Interest expense	374	0	0	0
Operating expenses	84,023	89,302	3,707	93,009
Total expenses	251,496	367,763	11,421	379,184
Net investment income (loss)	(251,359)	(366,614)	(11,421)	(378,035)
NET INCOME (LOSS)	$(1,129,450)	$(1,250,013)	$8,094	$(1,241,919)
NET INCOME (LOSS) PER GENERAL AND
LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period of 5,380, 6,091 and 462, respectively)	$(209.92)	$(205.22)	$17.52	N/A (1)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(209.78)	$(204.99)	$17.54	N/A (1)

(1)
A total net income (loss) per general and limited partner Unit and a total for the increase (decrease) in Net Asset Value per general and limited partner Unit are not presented as the amounts are instead shown for each separate class of Units.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
_________________

	Total Number of	Partners’ Capital
	Units	General	Limited	Total
Balances at
December 31, 2009	5,409	$464,548	$13,211,491	$13,676,039
Net (loss) for the three
months ended March 31, 2010		(38,540)	(1,090,910)	(1,129,450)
Redemptions	(154)	0	(362,292)	(362,292)
Balances at
March 31, 2010	5,255	$426,008	$11,758,289	$12,184,297

		Net Asset Value Per Unit
		March 31, 2010	December 31, 2009
		$2,318.83	$2,528.61

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
(CONTINUED)
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
_________________

	Total
	Number of	Partners’ Capital
	Units	General	Limited	Total
Non-restricted units
Balances at
December 31, 2008	5,859	$543,779	$17,851,493	$18,395,272
Net (loss) for the three
months ended March 31, 2009		(37,038)	(1,212,975)	(1,250,013)
Redemptions	(96)	0	(284,372)	(284,372)
Transfer from side pocket/restricted(1)	361	32,444	1,078,335	1,110,779
Balances at
March 31, 2009	6,124	$539,185	$17,432,481	$17,971,666

Side pocket/restricted units
Balances at
December 31, 2008	415	$32,232	$1,073,525	$1,105,757
Net income for the three
months ended March 31, 2009		212	7,882	8,094
Redemptions(2)	(1)	0	(3,072)	(3,072)
Transfer to non-restricted(1)	(414)	(32,444)	(1,078,335)	(1,110,779)
Balances at
March 31, 2009(3)	0	$0	$0	$0
Total Partners’ Capital (Net Asset Value)
at March 31, 2009		$539,185	$17,432,481	$17,971,666

	Net Asset Value Per Unit
	Non-restricted units		Side pocket/restricted units
	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008
	$2,934.87	$3,139.86	N/A (3)	$2,663.73

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

(2)	Represents the portion of the February 28, 2009 distribution from SHK related to partners who have completely redeemed from the Partnership and did not hold non-restricted units.
(3)	The side pocket/restricted unit class was terminated effective February 28, 2009. The side pocket/restricted net asset value per unit at February 28, 2009, prior to the termination, was $2,681.27.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
_________________

	March 31,
	2010	2009
OPERATING ACTIVITIES
Net (loss)	$(1,129,450)	$(1,241,919)
Adjustment to reconcile net (loss) to net cash provided by (used in) operating activities:
Change in unrealized gain on open futures contracts	252,696	280,042
(Income) loss from investment in other commodity pools, net	(22,256)	155,058
Change in operating assets and liabilities
(Increase) decrease in cash deposits with broker	914,158	(231,662)
Additions to investments in other commodity pools	(1,500,000)	(1,000,000)
Redemptions from other commodity pools	2,180,000	2,651,000
Increase in accounts payable	38,000	3,217
(Decrease) in commissions and other trading fees payable	(772)	(148)
(Decrease) in incentive fees payable	0	(129,808)
(Decrease) in management fees payable	(8,627)	(71,564)
Net cash provided by (used in) Operating Activities	723,749	414,216
FINANCING ACTIVITIES
Redemptions paid	(723,229)	(416,327)
Net cash provided by (used in) Financing Activities	(723,229)	(416,327)
Net cash increase (decrease) for the period	520	(2,111)
Cash at beginning of the period	577	3,533
Cash at end of the period	$1,097	$1,422

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
_________________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Description of the Partnership

ProFutures Diversified Fund, L.P. (the Partnership) is a Delaware limited partnership, which operates as a commodity investment pool.  The Partnership engages in the speculative trading of futures contracts, options on futures contracts, physical commodities, interbank forward currency contracts and options on interbank forward currency contracts, United States (U.S.) Government agency obligations, corporate notes and repurchase agreements, directly and through its investments in other commodity pools.  The Partnership closed to investors in 1995 and will terminate at the end of December 2012, at which time the remaining assets will be distributed.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from the estimates and assumptions utilized.

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

The Partnership uses futures contracts as part of its trading activities.  The fair values of futures contracts are based upon exchange settlement prices.  These contracts are classified as Level 1 of the fair value hierarchy.  The fair values of Level 1 financial instruments at March 31, 2010 (Unaudited) and December 31, 2009 (Audited), consisted of the following:

	March 31,	December 31,
	2010	2009
Futures contracts	$14,634	$267,330

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

Accounting Standards Update No. 2009-12 (ASU 2009-12), Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), provides that if the reporting entity has the ability to redeem its investment in another commodity pool at net asset value at the measurement date, the investment shall be categorized as a Level 2 fair value measurement, and if the reporting entity cannot redeem its investment in another commodity pool at net asset value at the measurement date but the investment may be redeemable at a future date, the reporting entity shall consider the length of time until the investment will be redeemable in determining whether it will be categorized as a Level 2 or Level 3 fair value measurement.  Accordingly, in accordance with the provisions of ASU 2009-12, the Partnership’s investments in other commodity pools are categorized as Level 2 fair value measurements.  The fair values of Level 2 investments in other commodity pools at March 31, 2010 (Unaudited) and December 31, 2009 (Audited), consisted of the following:

	March 31,	December 31,
	2010	2009
Investments in other commodity pools	$7,291,871	$9,275,174

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

The amount of income from investments in other commodity pools included in net income (loss) for the three months ended March 31, 2010 and 2009 is reported as income (loss) from investments in other commodity pools as a single amount in the Statements of Operations, as the Partnership accounts for its investments in other commodity pools pursuant to the equity method of accounting.

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

Income Taxes

The Partnership is not subject to federal income taxes.  The Partnership prepares and files calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Partnership’s income, expenses and trading and investing gains or losses.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  Management has determined that there are no material uncertain income tax positions through March 31, 2010.  The 2007 through 2009 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Redemptions of Units

Redemptions payable represent redemptions approved by the General Partner prior to the period end, including those that are not effective until subsequent periods.  These redemptions have been recorded as redemptions and redemptions payable, using the period end Net Asset Value per unit, in accordance with the provisions of the Distinguishing Liabilities from Equity Topic of the Codification.  Redemptions that are not effective until subsequent periods are treated as next month’s redemptions using the net asset value of the following month end.  The change in redemptions payable from the previous reporting period due to change in net asset value is reported in net income and then allocated.

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

Derivatives not designed as hedging instruments as of March 31, 2010:

	Assets Derivatives*	Liability Derivatives*
Type of Contract	Fair Value	Fair Value	Net
Agricultural contracts	$46,945	$(28,720)	$18,225
Currency contracts	5,300	(3,325)	1,975
Energy contracts	33,240	0	33,240
Stock index contracts	4,152	(42,958)	(38,806)
	$89,637	$(75,003)	$14,634

Derivatives not designed as hedging instruments as of December 31, 2009:

	Assets Derivatives*	Liability Derivatives*
Type of Contract	Fair Value	Fair Value	Net
Agricultural contracts	$168,857	$(15,209)	$153,648
Currency contracts	57,146	(6,450)	50,696
Energy contracts	19,325	(540)	18,785
Interest rate contracts	24,242	(39,193)	(14,951)
Metal contracts	38,200	(30,525)	7,675
Stock index contracts	52,282	(805)	51,477
	$360,052	$(92,722)	$267,330

*
The fair values of all asset and liability derivatives, including agricultural, currency, energy, interest rate, metal and stock index contracts, are included in equity in broker trading accounts on the statement of financial condition.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Instruments (continued)
Trading Revenue for the			Trading Revenue for the
Three Months Ended March 31, 2010 and 2009			Three Months Ended March 31, 2010 and 2009

Type of Contract	2010	2009	Line Item in Statement of Operations	2010	2009

Agricultural contracts	$(203,190)	$(398,258)	Realized	$(591,220)	$(386,612)
Currency contracts	(75,051)	(20,672)
Energy contracts	(165,359)	(42,291)
Interest rate contracts	(56,796)	(264,676)	Change in unrealized	(252,696)	(280,041)
Metal contracts	(12,277)	(23,817)
Stock index contracts	(331,243)	83,061
	$(843,916)	$(666,653)		$(843,916)	$(666,653)

For the three months ended March 31, 2010 and 2009, the monthly average number of futures contracts bought and sold was approximately 3,600 and 2,500, respectively.

Interim Financial Statements

The unaudited condensed financial statements of ProFutures Diversified Fund, L.P., as of March 31, 2010 and for the three month periods ended March 31, 2010 and 2009, have been prepared by us pursuant to the rules and regulations of the SEC.  The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in the opinion of management; necessary to fairly state the operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed financial statements should be read in conjunction with the notes to the financial statements contained in our 2009 Annual Report on Form 10-K filed with the SEC on April 15, 2010.

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

Total management fees earned by ProFutures, Inc. for the three months ended March 31, 2010 and 2009 were $119,976 and $179,243, respectively.  Management fees payable to ProFutures, Inc. as of March 31, 2010 and December 31, 2009 were $38,743 and $44,594, respectively.

Note 3.	CONSULTANTS

The Partnership maintains a consulting agreement with Altegris Investments, Inc. (the CTA Consultant) and Altegris Portfolio Management, Inc. (the CPO Consultant), collectively (the Consultants), whereby the Consultants recommend the selection and termination of the Partnership’s trading advisors and other commodity pools and the allocation and reallocation of the Partnership’s assets.  The CPO Consultant is the general partner of Winton Futures Fund, L.P. (US) and APM-QIM Futures Fund, L.P.  Pursuant to the consulting agreement, the Consultants receive a monthly consulting fee equal to .0208% (.25% annually) of the Partnership’s month-end Net Asset Value (as defined in the Consulting Agreement).  Certain net assets of the Partnership invested with managers affiliated with the Consultants are excluded from the month-end Net Asset Value when computing the consulting fees due to the Consultants.  In addition, the net assets of the Partnership invested with a certain commodity trading advisor are excluded from the month-end Net Asset Value when computing the consulting fees due to the Consultants since the Consultants earn a percentage of such commodity trading advisor’s incentive fee.

The consulting fee (included in management fees in the statements of operations) earned by the Consultants for the three months ended March 31, 2010 and 2009 totaled $1,562 and $3,055, respectively.  The consulting fee payable (included in management fees payable in the statements of financial condition) to the Consultants as of March 31, 2010 and December 31, 2009 was $451 and $617, respectively.  In addition to the monthly consulting fee, the Consultants earn commissions for introducing the Partnership to certain commodity trading advisors and other commodity pools based on the number of trades entered on behalf of the Partnership.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 4.	COMMODITY TRADING ADVISORS

The Partnership has trading advisory contracts with commodity trading advisors to furnish investment management services to the Partnership.  These trading advisors typically receive management fees ranging from 0% to 2% annually of Allocated Net Asset Value (as defined in each respective trading advisory agreement).  In addition, the commodity trading advisors typically receive quarterly incentive fees ranging from 20% to 25% of Trading Profits (as defined).  Total management fees earned by the trading advisors amounted to $45,561 and $48,189 for the three months ended March 31, 2010 and 2009, respectively.  Total incentive fees earned by the trading advisors amounted to $0 and $55,689 for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, the Partnership has allocated notional funds to CTAs equal to approximately 46% of the Partnership’s cash and/or other margin - qualified assets.  This percentage may be higher or lower at any given time.  The management fees paid to a CTA, if any, are a percentage of the nominal account size of the account if an account had been notionally funded.  The nominal account size is equal to a specific amount of funds initially allocated to a CTA which increases by profits and decreases by losses in the account, but not by additions to or withdrawals of actual funds from the account.  Some, but not all, CTAs are expected to be allocated notional funds, and not all of the CTAs allocated notional funds are expected to be paid management fees.  Further, the amount of cash and/or other margin-qualified assets in an account managed by a CTA will vary greatly at various times in the course of the Partnership’s business, depending on the General Partner’s general allocation strategy and pertinent margin requirements for the trading strategies undertaken by a CTA.

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

Under certain circumstances, including, but not limited to, the inability to liquidate commodity positions or a delay in payments due the Partnership from commodity brokers, banks, commodity pools or other persons, the Partnership may in turn delay payment to partners requesting redemption of units. In that event, payment for redemption of such units will be made to Limited Partners as soon thereafter as is practicable.  As discussed more fully in Note 7, the General Partner established a side pocket/restricted unit class for the Partnership’s interest in SHK Diversified LLC (SHK).  A partner could not redeem units from the side pocket/restricted unit class until management of SHK distributed proceeds from the Partnership’s investment in SHK to the Partnership.  Effective February 28, 2009, SHK distributed the entire amount of the Partnership’s investment in SHK to the Partnership.  As a result, all of the units held in the side pocket/restricted units were transferred and converted to non-restricted units at the February 28, 2009 non-restricted Net Asset Value per unit or were paid their pro rata share of the proceeds if they did not hold non-restricted units.

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

The Partnership invests in other commodity pools, which are subject to the terms of the respective limited partnership agreements and offering memoranda of such other commodity pools, which may, among other things, delay or suspend withdrawal rights under certain circumstances.  The Partnership has no outstanding commitments related to its investments in other commodity pools.

Summarized information for these investments is as follows:

	SHK Diversified LLC	Valhalla Synergy Fund LLC	Winton Futures Fund, L.P. (US)	APM – QIM Futures Fund, L.P.	Totals
Net Asset Value
December 31, 2009	$0	$2,097,074	$7,178,100	$0	$9,275,174
Additions	0	0	0	1,500,000	1,500,000
Income (loss)	0	(171,515)	212,543	(18,772)	22,256
Redemptions	0	(1,925,559)	(1,580,000)	0	(3,505,559)
Net Asset Value
March 31, 2010	$0	$0	$5,810,643	$1,481,228	$7,291,871
Net Asset Value
December 31, 2008	$1,315,743	$2,740,835	$8,527,355	$0	$12,583,933
Additions	0	0	1,000,000	0	1,000,000
Income (loss)	19,515	31,822	(206,395)	0	(155,058)
Redemptions	(1,335,258)	0	0	0	(1,335,258)
Net Asset Value
March 31, 2009	$0	$2,772,657	$9,320,960	$0	$12,093,617

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

SHK Diversified LLC

As of January 31, 2008, the managing member of SHK Diversified LLC (SHK) temporarily suspended future redemptions.  SHK’s managing member indicated to investors that this action was taken due to a decline in the liquidity of the markets traded by SHK combined with a significant number of requests for redemptions.  On April 28, 2008, the Partnership submitted a request for full redemption from SHK. Effective December 31, 2008, SHK declared for distribution approximately half ($1,315,742) of the Partnership’s investment in SHK to the Partnership which was paid to the Partnership on January 15, 2009.  Effective February 28, 2009, SHK declared for distribution the entire remaining portion ($1,335,258) of the Partnership’s investment in SHK to the Partnership which was paid to the Partnership on March 16, 2009.

The Partnership’s proportionate share in the earnings (losses) of SHK of $19,515 is included in the net (loss) for the three month period ended March 31, 2009.

The General Partner established a side pocket/restricted unit class for the Partnership’s interest in SHK until such time as these funds could be released and valued with a reasonable degree of certainty.  Investor units attributed to SHK were segregated into the side pocket while units not attributed to SHK continued to be available for redemption.  Redemptions were paid in cash for the portion of the Partnership’s net assets not attributed to SHK while the net assets attributed to SHK were held in the side pocket.  The side pocket/restricted unit class also bore its proportionate share of the Partnership’s expenses, as well as all expenses directly related to this class’ establishment and operation.  Effective February 28, 2009, the side pocket/restricted unit class was terminated after all proceeds were received from the Partnership’s investment in SHK.

Investors in SHK are charged management fees of 6.00% per annum and a profit share of 25% of trading profits.  For the two months ended February 28, 2009, the Partnership’s proportionate share of management fees and profit share charged by SHK were approximately, $6,700 and $0, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

SHK Diversified LLC (Continued)

Condensed financial information for the period January 1, 2009 to February 28, 2009 is as follows:

Two Months Ended
February 28, 2009
Statement of Operations	(Unaudited)
Trading gains (losses)
Realized	$(10,063,882)
Change in unrealized	10,768,533
Brokerage commissions	(89,581)
Total trading gains (losses)	615,070
Net investment income (loss)
Interest and dividend income	13,459
Expenses
Incentive fee	0
Management and other fees	126,078
Operating expenses	48,631
Total expenses	174,709
Net investment (loss)	(161,250)
Net income	$453,820

Management of the Partnership believes the accounting principles utilized by SHK are consistent in all material respects with those utilized by the Partnership.

Valhalla Synergy Fund LLC

Valhalla Synergy Fund LLC invests substantially all of its assets through a “master-feeder” structure into Valhalla Synergy Master Fund Ltd. (the Master Fund), a Cayman Islands exempted company.  Valhalla Synergy Fund LLC pays to the manager of the Master Fund a management fee of 2.00% per annum and an annual profit participation allocation of 20% of trading profits.  For the three months ended March 31, 2010, the Partnership’s proportionate share of management fees and profit participation allocation charged by the Master Fund were approximately $9,807 and $0, respectively.  For the three months ended March 31, 2009, the Partnership’s proportionate share of management fees and profit participation allocation charged by the Master Fund were approximately $13,793 and $7,955, respectively.

Valhalla Synergy Fund LLC condensed financial information primarily consists of their investment in the Master Fund and income or loss allocated from the Master Fund to Valhalla Synergy Fund LLC.

Valhalla Synergy Fund LLC net assets at December 31, 2009 are $35,682,748. Total net income (loss) for the three months ended March 31, 2010 and 2009 is $(3,136,677) and $576,408, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Valhalla Synergy Fund LLC (Continued)

The Partnership’s investment in Valhalla Synergy Fund LLC represents approximately 5.88% of the investee fund’s net asset value as of December 31, 2009.  The Partnership fully redeemed its investment in Valhalla Synergy Fund LLC effective March 31, 2010.

Management of the Partnership believes the accounting principles utilized by Valhalla Synergy Fund LLC are consistent in all material respects with those utilized by the Partnership.

Winton Futures Fund, L.P. (US) – Institutional Interests

Institutional Interests of Winton Futures Fund, L.P. (US) are charged management fees of 1.75% annually and incentive fees of 20% of trading profits.  For the three months ended March 31, 2010, the Partnership’s proportionate share of management fees and incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $28,600 and $0, respectively.  For the three months ended March 31, 2009, the Partnership’s proportionate share of management fees and incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $40,000 and $0, respectively.

The CPO Consultant is the General Partner of Winton Futures Fund, L.P. (US).

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Winton Futures Fund, L.P. (US) – Institutional Interests (continued)

Condensed financial information as of March 31, 2010 and December 31, 2009 and for the three month periods ended March 31, 2010 and 2009 is as follows:

	March 31,	December 31,
	2010	2009
Statements of Financial Condition	(Unaudited)	(Audited)
Assets
Equity in Newedge USA, LLC account
Cash	$72,946,876	$57,157,995
Unrealized gain on open commodity futures contracts	22,077,977	2,751,248
Long options (cost – $32,210 and $31,080)	22,675	15,760
Unrealized gain on open forward contracts	71,789	3,227
Interest receivable	500	0
	95,119,817	59,928,230
Cash and cash equivalents	13,877,278	3,733,271
Investment securities at value
(cost – $472,497,546 and $469,559,059)	472,730,266	469,934,981
Interest receivable	724,621	719,323
Total assets	$582,451,982	$534,315,805
Liabilities
Short options (proceeds – $62,354 and $68,320)	$43,212	$36,220
Payable for securities purchased	7,710,000	0
Accounts payable	262,916	249,209
Commissions payable	568,391	611,622
Management fee payable	835,079	822,084
Administrative fee payable	82,260	77,788
Service fees payable	480,258	420,136
Incentive fee payable	1,809,175	249,171
Redemptions payable	4,330,128	3,504,884
Subscriptions received in advance	13,879,027	12,878,915
Total liabilities	30,000,446	18,850,029
Total partners’ capital (Net Asset Value)	552,451,536	515,465,776
	$582,451,982	$534,315,805

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 7.       INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Winton Futures Fund, L.P. (US) – Institutional Interests (continued)
	Three Months Ended
	March 31,	March 31,
	2010	2009
Statements of Operations	(Unaudited)	(Unaudited)
Gains (loss) on trading of derivatives contracts
Realized	$6,564,944	$1,054,224
Change in unrealized	19,388,118	(5,772,261)
Brokerage commissions	(1,978,355)	(493,455)
Gain (loss) from trading derivatives	23,974,707	(5,211,492)
Gain (loss) on trading of securities
Realized	7,686	(8,188)
Change in unrealized	(143,202)	112,767
Gain (loss) from trading securities	(135,516)	104,579
Foreign currency translation (losses)	(308,000)	(1,305,143)
Total trading gains (losses)	23,531,191	(6,412,056)
Net investment income (loss)
Income
Interest income	909,334	426,743
Expenses
Incentive fee	1,809,175	4,718
Management and other fees	3,981,691	2,145,559
Operating expenses	347,948	236,074
Total expenses	6,138,814	2,386,351
Net investment (loss)	(5,229,480)	(1,959,608)
Net income (loss)	$18,301,711	$(8,371,664)

Management of the Partnership believes the accounting principles utilized by Winton Futures Fund, L.P. (US) are consistent in all material respects with those utilized by the Partnership.

The Partnership’s investment in Winton Futures Fund, L.P. (US) represents approximately 1.05% and 1.39% of the investee fund’s net asset value as of March 31, 2010 and December 31, 2009, respectively.

APM – QIM Futures Fund, L.P. – Institutional Interests
On March 1, 2010, the Partnership invested $1,500,000 in Institutional Interests of APM – QIM Futures Fund, L.P.  Institutional Interests of APM – QIM Futures Fund, L.P. are charged management fees of 0.75% annually and incentive fees of 30% of trading profits.  For the one month ended March 31, 2010, the Partnership’s proportionate share of management fees and incentive fees charged by APM – QIM Futures Fund, L.P. were approximately $900 and $0, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 7.       INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

APM – QIM Futures Fund, L.P. – Institutional Interests (continued)
The CPO Consultant is the General Partner of APM – QIM Futures Fund, L.P.

Condensed financial information as of March 31, 2010 and for the one month ended March 31, 2010 is as follows:

March 31,
2010
Statement of Financial Condition	(Unaudited)
Assets
Equity in Newedge USA, LLC account
Cash	$4,430,361
Unrealized gain on open commodity futures contracts	43,624
4,473,985
Cash and cash equivalents	8,679,900
Investment securities at value
(cost – $45,928,917)	45,888,950
Receivable from General Partner	70,826
Interest receivable	41,235
Total assets	$59,154,896
Liabilities
Payable for securities purchased	$2,180,000
Accounts payable	48,853
Commissions payable	18,116
Management fee payable	45,995
Administrative fee payable	10,680
Service fees payable	38,556
Redemptions payable	1,121,210
Subscriptions received in advance	8,225,035
Total liabilities	11,688,445
Total partners’ capital (Net Asset Value)	47,466,451
$59,154,896

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 7.       INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

APM – QIM Futures Fund, L.P. – Institutional Interests (continued)
One Month Ended
March 31,
2010
Statement of Operations	(Unaudited)
(Loss) on trading of commodity futures
Realized	$(401,329)
Change in unrealized	(63,546)
Brokerage commissions	(61,586)
(Loss) from trading futures	(526,461)
(Loss) on trading of securities
Change in Unrealized	(57,340)
Foreign currency translation (losses)	(838)
Total trading (losses)	(584,639)
Net investment income (loss)
Income
Interest income	19,064
Expenses
Management and other fees	95,231
Operating expenses	20,215
Total expenses	115,446
Net investment (loss)	(96,382)
Net (loss)	$(681,021)

Management of the Partnership believes the accounting principles utilized by APM – QIM Futures Fund, L.P. are consistent in all material respects with thos utilized by the Partnership.

The Partnership’s investment in APM – QIM Futures Fund, L.P. represents approximately 3.12% of the investee fund’s net asset value as of March 31, 2010.

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

	March 31, 2010	December 31, 2009
Broker
MFG	$3,357,222	$4,541,795

The above maximum amounts of risk of loss of financial instruments does not take into account adverse market movements subsequent to March 31, 2010 and December 31, 2009, respectively, or the fact that the maximum amount of risk of loss on certain financial instruments is potentially unlimited.  Accordingly, the maximum amount of risk of loss subsequent to March 31, 2010 could be materially greater.

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

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 8.	MARKET AND CREDIT RISKS (CONTINUED)

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

The General Partner has evaluated subsequent events through the date the financial statements were issued. There are no subsequent events to be disclosed.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 11.	FINANCIAL HIGHLIGHTS

The following information presents performance data and other supplemental financial data for the three months ended March 31, 2010 and 2009.  This information has been derived from information presented in the financial statements.

	Three months ended March 31,
			Side pocket
		Non-restricted	restricted
	2010	2009	2009
	(Unaudited)	(Unaudited)	(Unaudited)
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,528.61	$3,139.86	$2,663.73
Income (loss) from operations:
Total trading and investing gains (losses)(1)	(163.04)	(144.80)	42.27
Net investment (loss)(1)	(46.74)	(60.19)	(24.73)
Total income (loss) from operations	(209.78)	(204.99)	17.54
Net asset value per unit at end of period	$2,318.83	$2,934.87	$2,681.27 (7)
Total Return(4)	(8.30)%	(6.53)%	0.66%
Supplemental Data
Ratios to average net asset value:(2)
Expenses prior to incentive fees (3), (6)	7.67%	6.58%	5.53%
Incentive fees(4)	0.00%	0.29%	0.00%
Total expenses	7.67%	6.87%	5.53%
Net investment income (loss)(3), (5), (6)	(7.67)%	(6.55)%	(5.53)%

Total returns are calculated based on the change in value of a unit during the period.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

__________________________________
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

The Partnership records all investments at fair value in its financial statements in accordance with Fair Value Measurements and Disclosures of the Accounting Standards Codification (ASC), with changes in fair value reported as a component of realized and change in unrealized trading gain (loss) and gain (loss) from investments in other commodity pools in the Statements of Operations.  Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (e.g., swap and forward contracts which are traded in the inter-bank market).

The fair value of exchange-traded contracts is based upon exchange settlement prices.  The fair value of the Partnership’s investments in other commodity pools are ordinarily determined by each commodity pool in accordance with such commodity pool’s valuation policies and as reported by their management at the time of the Partnership’s valuation.  Generally, the fair value of the Partnership’s investment in a commodity pool represents the amount that the Partnership could reasonably expect to receive from such commodity pool if the Partnership’s investment was redeemed at the time of valuation (generally the net assets value of the commodity pool), based on information reasonably available at the time the valuation is made and that the Partnership believes to be reliable.

A.  LIQUIDITY:  Approximately 26% of the Partnership’s assets are highly liquid, such as cash and open futures contracts.  It is possible that extreme market conditions or daily price fluctuation limits at certain exchanges could adversely affect the liquidity of open futures contracts.  There are no restrictions on the liquidity of these assets except for amounts on deposit with the brokers needed to meet margin requirements on open futures contracts.  The other estimated 74% of the Partnership’s assets is invested in other commodity pools which are subject to certain restrictions.  The restrictions on withdrawals from these commodity pools typically include a 15 to 45 day written notice for withdrawals, monthly or quarterly redemptions and the commodity pools’ ability to limit or suspend redemptions.

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

The Partnership’s offering of Units of Limited Partnership Interest terminated in 1995.

C.  RESULTS OF OPERATIONS:  The Partnership’s net income (loss) for the three months ended March 31, 2010 and 2009 is as follows:

	2010	2009

Three months ended March 31,	$(1,129,450)	$(1,241,919)
Non-Restricted	(1,129,450)	(1,250,013)
Restricted		8,094

As of March 31, 2010, 5,255 Units are outstanding, including 184 General Partner Units, with an aggregate Net Asset Value of $12,184,297 ($2,318.83 per Unit).  This represents a decrease in Net Asset Value of ($1,491,742) compared with December 31, 2009.  The decrease was caused by a combination of partner redemptions and trading losses for the period.

As of March 31, 2009, 6,124 Units were outstanding, including 184 General Partner Units, with an aggregate Net Asset Value of $17,971,666 ($2,934.87 per Unit).  This represented a decrease in Net Asset Value of ($1,529,363) compared with December 31, 2008.  The decrease was caused by a combination of partner redemptions and trading losses for the period.  Effective December 31, 2008, one-half of the 878 Restricted Units from a side pocket were either converted to Non-Restricted Units or redeemed.  Effective February 28, 2009, the second half of the Restricted Units were either converted to Non-Restricted Units or redeemed.  As of February 28, 2009 we no longer have Restricted Units or a side-pocket.

First Quarter 2010

The Partnership had losses for the quarter in the stock indexes, energy, certain agricultural commodities and metals; gains were limited to interest rates and currencies.

The Partnership had a loss of 5.16% in January.  The Partnership had losses in the stock indexes, energy, metals and currencies; gains were in interest rates and certain agricultural commodities.

The Partnership had a loss of 0.48% in February.  The Partnership had gains in the stock indexes, interest rates, currencies and metals; losses were in certain agricultural commodities and energy.

The Partnership had a loss of 2.85% in March.  The Partnership had losses in the stock indexes, certain agricultural commodities and interest rates; gains were in energy, metals and currencies.

The Partnership ended the quarter with a loss of 8.30%.

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

The following table summarizes the redemptions, excluding those that are not effective until subsequent periods, by partners during the three months ended March 31, 2010 for Non-Restricted Units:

MONTH	UNITS REDEEMED	NAV PER UNIT
January 31, 2010	9	2,398.19
February 28, 2010	73	2,386.74
March 31, 2010	48	2,318.83
TOTAL	130

Item 3.                    Defaults Upon Senior Securities.

None.

Item 4.                    (Removed and Reserved).

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

PROFUTURES DIVERSIFIED FUND, L.P.
(Registrant)

May 17, 2010	By /s/ GARY D. HALBERT
Date	Gary D. Halbert, President and Director
ProFutures, Inc.
General Partner

May 17, 2010	By /s/ DEBI B. HALBERT
Date	Debi B. Halbert, Chief Financial Officer,
Treasurer and Director
ProFutures, Inc.
General Partner

36