Form 10-Q
period 2010-06-30
PROFUTURES DIVERSIFIED FUND L P
filed 2010-08-13
CIK 812192

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Yes ☐                               No ☒

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements	2 – 11
Item 1. Notes to Financial Statements	12 – 29
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30 - 34
Item 3. Quantitative and Qualitative Disclosures About Market Risk	35
Item 4T. Controls and Procedures	35

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36 – 37
Item 3. Defaults Upon Senior Securities	37
Item 4. (Removed and Reserved)	37
Item 5. Other Information	37
Item 6. Exhibits	37
Signatures	38
Rule 13a–14(a)/15d–14(a) Certifications	39 - 40
Section 1350 Certifications	41 - 42

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
June 30, 2010 (Unaudited) and December 31, 2009 (Audited)
_________________

	June 30,	December 31,
	2010	2009
ASSETS
Equity in broker trading accounts
Cash	$2,501,991	$4,181,743
Net unrealized gain (loss) on open futures contracts	(272,998)	267,330
Deposits with broker	2,228,993	4,449,073

Cash	1,512	577
Investments in other commodity pools	7,996,659	9,275,174
Redemption receivable from other commodity pools	275,000	600,000
Total assets	$10,502,164	$14,324,824
LIABILITIES
Accounts payable	$58,812	$43,635
Commissions and other trading fees payable	516	1,524
Management fees payable (includes $32,609and $44,594 payable to the General Partner at June 30, 2010 and December 31, 2009, respectively)	49,506	70,642
Redemptions payable	180,028	532,984
Total liabilities	288,862	648,785
PARTNERS’ CAPITAL (Net Asset Value)
Partners’ Capital (Non-restricted units):
General Partner –184 units outstanding at June 30, 2010 and December 31, 2009, respectively	411,777	464,548
Limited Partners – 4,373 and 5,225 units outstanding at June 30, 2010 and December 31, 2009, respectively	9,801,525	13,211,491
Total partners’ capital (Net Asset Value)	10,213,302	13,676,039
	$10,502,164	$14,324,824

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2010 (Unaudited) and December 31, 2009 (Audited)
_______________

	June 30, 2010			December 31, 2009
	Fair Value	% of Net Asset Value		Fair Value	% of Net Asset Value
LONG FUTURES CONTRACTS(1)

Description
U.S.
Agricultural	$(33,230)	(0.33)%		$138,381	1.01%
Currency	(12,775)	(0.12)%		42,046	0.31%
Energy	0	0.00%		1,740	0.01%
Interest rate	0	0.00%		(716)	(0.01)%
Metal	0	0.00%		7,675	0.06%
Stock index	(233,193)	(2.28)%		6,475	0.05%
Total U.S. long futures contracts	$(279,198)	(2.73)%		$195,601	1.43%
Foreign
Agricultural	$0	0.00%		$15,597	0.11%
Interest rate	0	0.00%		(34,360)	(0.25)%
Stock index	0	0.00%		14,396	0.11%
Total foreign long futures contracts	$0	0.00%		$(4,367)	(0.03)%

SHORT FUTURES CONTRACTS(1)

Description
U.S.
Agricultural	$375	0.00	%(2)	$(330)	0.00	%(2)
Currency	0	0.00%		8,650	0.06%
Energy	0	0.00%		17,045	0.12%
Interest rate	0	0.00%		20,125	0.15%
Stock index	5,825	0.06%		26,390	0.19%
Total U.S. short futures contracts	$6,200	0.06%		$71,880	0.52%
Foreign
Stock index	$0	0.00%		$4,216	0.03%
Total foreign short futures contracts	$0	0.00%		$4,216	0.03%
Total futures contracts	$(272,998)	(2.67)%		$267,330	1.95%

(1)
No individual futures contract position constitutes greater than 5% of the Partnership’s Net Asset Value at June 30, 2010 or December 31, 2009.  Accordingly, the number of contracts and expiration dates are not presented.

(2)	Represents less than 0.01% of the Partnership’s Net Asset Value.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
June 30, 2010 (Unaudited) and December 31, 2009 (Audited)
_______________

	June 30, 2010		December 31, 2009
	Fair Value	% of Net Asset Value	Fair Value	% of Net Asset Value
INVESTMENTS IN OTHER COMMODITY POOLS
Valhalla Synergy Fund LLC
Investment Objective
To achieve capital appreciation by trading U.S. and
Non U.S. futures and forward currency contracts
Redemption Provisions
Quarterly, with 45 days notice	$0	0.00%	$2,097,074	15.33%
Winton Futures Fund, L.P. (US) – Institutional Interests(1)
Investment Objective
To achieve capital appreciation by trading U.S. and Non U.S. futures contracts and fixed income securities
Redemption Provisions
Monthly, with 15 days notice	5,641,285	55.24%	7,178,100	52.49%
Altegris QIM Futures Fund, L.P. – Institutional Interests(1)
Investment Objective
To achieve capital appreciation by trading U.S. and Non U.S. futures contracts and fixed income securities
Redemption Provisions
Monthly, with 15 days notice	2,355,374	23.06%	0	0.00%
Total investments in other commodity pools	$7,996,659	78.30%	$9,275,174	67.82%

(1)
The General Partner of Winton Futures Fund, L.P. (US) and Altegris QIM Futures Fund, L.P. (formerly, APM-QIM Futures Fund, L.P.) is Altegris Portfolio Management, Inc., an affiliate of Altegris Investments, Inc.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
June 30, 2010 (Unaudited) and December 31, 2009 (Audited)
_______________

Proportional Share of Investments of Other Commodity Pools as of June 30, 2010(1)
U.S. Government Agency Bonds and Notes

Face Value	Description	Range of Maturity Dates	Fair Value	% of Net Asset Value
$1,186,155	Federal Farm Credit Bank (0.01 – 1.19%)	07/2010 to 06/2012	$1,188,266	11.63%
$1,074,261	Federal Home Loan Bank (0.05 – 1.50%)	07/2010 to 05/2012	$1,075,907	10.53%
$ 810,739	Federal Home Loan Mortgage Corporation
	(0.05 – 1.40%)	07/2010 to 06/2012	$811,786	7.95%
$ 771,121	Federal National Mortgage Association
	(1.05 – 1.50%)	07/2010 to 07/2012	$771,443	7.55%

(1)	Represents the Partnership’s proportional share of other commodity pools’ individual underlying investments which exceed 5% of the Partnership’s Net Asset Value at June 30, 2010.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
June 30, 2010 (Unaudited) and December 31, 2009 (Audited)
_______________

(1)
Represents the Partnership’s proportional share of other commodity pools’ individual underlying investments and open futures contracts and options on futures contracts which exceed 5% of the Partnership’s Net Asset Value at December 31, 2009.  In certain situations, open futures contracts and options on futures contracts that are less than 5% of the Partnership’s Net Asset Value at December 31, 2009 may be presented to better indicate the Partnership’s net exposure to a particular underlying commodity.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)
_________________

	Three Months Ended June 30,
	2010	2009
TRADING AND INVESTING GAINS (LOSSES)
Net gain (loss) from futures trading
Realized	$69,009	$305,470
Change in unrealized	(287,632)	88,380
Brokerage commissions	(24,589)	(53,319)
Gain (loss) from futures trading	(243,212)	340,531
Income (loss) from investments in other commodity pools, net	79,788	(571,940)
Total trading and investing gains (losses)	(163,424)	(231,409)
NET INVESTMENT INCOME (LOSS)
Income
Interest income	807	835
Expenses
Incentive fees	0	80,929
Management fees (includes $104,705 and $164,508charged by the General Partner for the three months ended June 30, 2010 and 2009, respectively)	137,606	224,487
Operating expenses	99,257	136,510
Total expenses	236,863	441,926
Net investment income (loss)	(236,056)	(441,091)
NET INCOME (LOSS)	$(399,480)	$(672,500)
NET INCOME (LOSS) PER GENERAL AND
LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period of 4,941 and 6,091, respectively)	$(80.85)	$(110.41)
INCREASE (DECREASE) IN NET ASSET VALUE
PER GENERAL AND LIMITED PARTNER UNIT	$(77.46)	$(109.97)

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF OPERATIONS (CONTINUED)
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)
_________________

	Six Months Ended June 30,
	2010	2009	2009	2009
	Total	Non- restricted	Side pocket/ restricted	Total
TRADING AND INVESTING GAINS (LOSSES)
Net gain (loss) from futures trading
Realized	$(522,210)	$(81,142)	$0	$(81,142)
Change in unrealized	(540,328)	(191,662)	0	(191,662)
Brokerage commissions	(81,021)	(95,492)	0	(95,492)
Gain (loss) from futures trading	(1,143,559)	(368,296)	0	(368,296)
Income (loss) from investments in other commodity pools, net	102,044	(746,513)	19,515	(726,998)
Total trading and investing gains (losses)	(1,041,515)	(1,114,809)	19,515	(1,095,294)
NET INVESTMENT INCOME (LOSS)
Income
Interest income	944	1,985	0	1,985
Expenses
Incentive fees	0	136,617	0	136,617
Management fees (includes $224,681, $336,037, $7,714and $343,751 charged by the General Partner for the six months ended June 30, 2010 and 2009, respectively)	304,705	447,259	7,714	454,973
Interest expense	374	0	0	0
Operating expenses	183,280	225,812	3,707	229,519
Total expenses	488,359	809,688	11,421	821,109
Net investment income (loss)	(487,415)	(807,703)	(11,421)	(819,124)
NET INCOME (LOSS)	$(1,528,930)	$(1,922,512)	$8,094	$(1,914,418)
NET INCOME (LOSS) PER GENERAL AND
LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period of 5,161, 6,091 and 462, respectively)	$(296.25)	$(315.63)	$17.52	N/A (1)
INCREASE (DECREASE) IN NET ASSET VALUE
PER GENERAL AND LIMITED PARTNER UNIT	$(287.24)	$(314.96)	$17.54	N/A (1)

(1)
A total net income (loss) per general and limited partner Unit and a total for the increase (decrease) in Net Asset Value per general and limited partner Unit are not presented as the amounts are instead shown for each separate class of Units.

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)
_________________

		Partners’ Capital
	Total Number of Units	General	Limited	Total
Balances at
December 31, 2009	5,409	$464,548	$13,211,491	$13,676,039
Net income (loss) for the six
months ended June 30, 2010		(52,771)	(1,476,159)	(1,528,930)
Redemptions	(852)	0	(1,933,807)	(1,933,807)
Balances at
June 30, 2010	4,557	$411,777	$9,801,525	$10,213,302

	Net Asset Value Per Unit
	June 30, 2010	December 31, 2009
	$2,241.37	$2,528.61

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
(CONTINUED)
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)
_________________

	Total
	Number of	Partners’Capital
	Units	General	Limited	Total
Non-restricted units
Balances at
December 31, 2008	5,859	$543,779	$17,851,493	$18,395,272
Net income (loss) for the six
months ended June 30, 2009		(57,241)	(1,865,271)	(1,922,512)
Redemptions	(179)	0	(520,369)	(520,369)
Transfer from side pocket/restricted(1)	361	32,444	1,078,335	1,110,779
Balances at
June 30, 2009	6,041	$518,982	$16,544,188	$17,063,170

Side pocket/restricted units
Balances at
December 31, 2008	415	$32,232	$1,073,525	$1,105,757
Net income (loss) for the six
months ended June 30, 2009		212	7,882	8,094
Redemptions(2)	(1)	0	(3,072)	(3,072)
Transfer to non-restricted(1)	(414)	(32,444)	(1,078,335)	(1,110,779)
Balances at
June 30, 2009(3)	0	$0	$0	$0

Total Partners’ Capital (Net Asset Value) at June 30, 2009		$518,982	$16,544,188	$17,063,170

	Net Asset Value Per Unit
	Non-restricted units		Side pocket/restricted units
	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008
	$2,824.90	$3,139.86	N/A (3)	$2,663.73

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

See accompanying notes.

PROFUTURES DIVERSIFIED FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)
_________________

	June 30,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$(1,528,930)	$(1,914,418)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open futures contracts	540,328	191,662
(Income) loss from investments in other commodity pools, net	(102,044)	726,998
Change in operating assets and liabilities
(Increase) decrease in cash deposits with broker	1,679,752	(208,529)
Additions to investments in other commodity pools	(2,400,000)	(1,000,000)
Redemptions from other commodity pools	4,105,559	3,151,000
Increase in accounts payable	15,177	23,758
(Decrease) in commissions and other trading fees payable	(1,008)	(44)
(Decrease) in incentive fees payable	0	(104,569)
(Decrease) in management fees payable	(21,136)	(72,375)

Net cash provided by (used in) Operating Activities	2,287,698	793,483

FINANCING ACTIVITIES
Redemptions paid	(2,286,763)	(798,923)

Net cash provided by (used in) Financing Activities	(2,286,763)	(798,923)

Net cash increase (decrease) for the period	935	(5,440)

Cash at beginning of the period	577	3,533

Cash (deficit) at end of the period	$1,512	$(1,907)

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

The Partnership uses futures contracts as part of its trading activities.  The fair values of futures contracts are based upon exchange settlement prices.  These contracts are classified as Level 1 of the fair value hierarchy.  The fair values of Level 1 financial instruments at June 30, 2010 and December 31, 2009, consisted of the following:

	June 30, 2010	December 31,2009

Futures contracts	$(272,998)	$267,330

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

Accounting Standards Update No. 2009-12 (ASU 2009-12), Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), provides that if the reporting entity has the ability to redeem its investment in another commodity pool at net asset value at the measurement date, the investment shall be categorized as a Level 2 fair value measurement, and if the reporting entity cannot redeem its investment in another commodity pool at net asset value at the measurement date but the investment may be redeemable at a future date, the reporting entity shall consider the length of time until the investment will be redeemable in determining whether it will be categorized as a Level 2 or Level 3 fair value measurement.  Accordingly, in accordance with the provisions of ASU 2009-12, the Partnership’s investments in other commodity pools are categorized as Level 2 fair value measurements.  The fair values of Level 2 investments in other commodity pools at June 30, 2010 and December 31, 2009, consisted of the following:

	June 30, 2010	December 31, 2009

Investments in other commodity pools	$7,996,659	$9,275,174

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

The amount of income from investments in other commodity pools included in net income (loss) for the three and six months ended June 30, 2010 and 2009 is reported as income (loss) from investments in other commodity pools as a single amount in the Statements of Operations, as the Partnership accounts for its investments in other commodity pools at fair value.

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

Income Taxes

The Partnership is not subject to federal income taxes.  The Partnership prepares and files calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Partnership’s income, expenses and trading and investing gains or losses.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  Management has determined that there are no material uncertain income tax positions through June 30, 2010.  The 2007 through 2009 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Derivatives not designed as hedging instruments as of June 30, 2010:

	Asset Derivatives*	Liability Derivatives*
Type of Contract	Fair Value	Fair Value	Net

Agricultural contracts	$375	$(33,230)	$(32,855)
Currency contracts	0	(12,775)	(12,775)
Stock index contracts	5,825	(233,193)	(227,368)

	$6,200	$(279,198)	$(272,998)

Derivatives not designed as hedging instruments as of December 31, 2009:

	Asset Derivatives*	Liability Derivatives*
Type of Contract	Fair Value	Fair Value	Net

Agricultural contracts	$168,857	$(15,209)	$153,648
Currency contracts	57,146	(6,450)	50,696
Energy contracts	19,325	(540)	18,785
Interest rate contracts	24,242	(39,193)	(14,951)
Metal contracts	38,200	(30,525)	7,675
Stock index contracts	52,282	(805)	51,477

	$360,052	$(92,722)	$267,330

*
The fair values of all asset and liability derivatives, including agricultural, currency, energy, interest rate, metal and stock index contracts, are included in equity in broker trading accounts on the statement of financial condition.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Instruments (continued)

Trading Revenue for the Three Months Ended June 30, 2010 and 2009			Trading Revenue for the Three Months Ended June 30, 2010 and 2009
Type of Contract	2010	2009	Line Item in Statement of Operations	2010	2009

Agricultural contracts	$(148,451)	$57,124	Realized	$69,009	$305,470
Currency contracts	(120,394)	197,830
Energy contracts	(106,952)	145,331	Change in
Interest rate contracts	(12,751)	(184,912)	unrealized	(287,632)	88,380
Metal contracts	0	(74,849)
Stock index contracts	169,925	253,326

	$(218,623)	$393,850		$(218,623)	$393,850

Trading Revenue for the Six Months Ended June 30, 2010 and 2009			Trading Revenue for the Six Months Ended June 30, 2010 and 2009
Type of Contract	2010	2009	Line Item in Statement of Operations	2010	2009

Agricultural contracts	$(351,641)	$(341,134)	Realized	$(522,210)	$(81,142)
Currency contracts	(195,445)	177,158
Energy contracts	(272,311)	103,040	Change in
Interest rate contracts	(69,546)	(449,588)	unrealized	(540,328)	(191,662)
Metal contracts	(12,277)	(98,666)
Stock index contracts	(161,318)	336,386

	$(1,062,538)	$(272,804)		$(1,062,538)	$(272,804)

For the three months ended June 30, 2010 and 2009, the monthly average number of futures contracts bought and sold was approximately 1,600 and 3,300, respectively.  For the six months ended June 30, 2010 and 2009, the monthly average number of futures contracts bought and sold was approximately 2,600 and 2,900, respectively.

Interim Financial Statements

The unaudited condensed financial statements of ProFutures Diversified Fund, L.P., as of June 30, 2010 and for the three and six month periods ended June 30, 2010 and 2009, have been prepared by us pursuant to the rules and regulations of the SEC.  The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in the opinion of management; necessary to fairly state the operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed financial statements should be read in conjunction with the notes to the financial statements contained in our 2009 Annual Report on Form 10-K filed with the SEC on April 15, 2010.

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

Total management fees earned by ProFutures, Inc. for the six months ended June 30, 2010 and 2009 were $224,681 and $343,751, respectively.  Such management fees earned for the three months ended June 30, 2010 and 2009 were $104,705 and $164,508, respectively. Management fees payable to ProFutures, Inc. as of June 30, 2010 and December 31, 2009 were $32,609 and $44,594, respectively.

Note 3.	CONSULTANTS

The Partnership maintains a consulting agreement with Altegris Investments, Inc. (the CTA Consultant) and Altegris Portfolio Management, Inc. (the CPO Consultant), collectively (the Consultants), whereby the Consultants recommend the selection and termination of the Partnership’s trading advisors and other commodity pools and the allocation and reallocation of the Partnership’s assets.  The CPO Consultant is the general partner of Winton Futures Fund, L.P. (US) and Altegris QIM Futures Fund, L.P. (formerly, APM-QIM Futures Fund, L.P.).  Pursuant to the consulting agreement, the Consultants receive a monthly consulting fee equal to .0208% (.25% annually) of the Partnership’s month-end Net Asset Value (as defined in the Consulting Agreement).  Certain net assets of the Partnership invested with managers affiliated with the Consultants are excluded from the month-end Net Asset Value when computing the consulting fees due to the Consultants.  In addition, the net assets of the Partnership invested with a certain commodity trading advisor are excluded from the month-end Net Asset Value when computing the consulting fees due to the Consultants since the Consultants earn a percentage of such commodity trading advisor’s incentive fee.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 3.	CONSULTANTS (CONTINUED)

The consulting fee (included in management fees in the Statements of Operations) earned by the Consultants for the six months ended June 30, 2010 and 2009 totaled $2,842 and $5,811, respectively, and $1,280 and $2,757 for the three months ended June 30, 2010 and 2009, respectively.  The consulting fee payable (included in management fees payable in the Statements of Financial Condition) to the Consultants as of June 30, 2010 and December 31, 2009 was $201 and $617, respectively.  In addition to the monthly consulting fee, the Consultants earn commissions for introducing the Partnership to certain commodity trading advisors and other commodity pools based on the number of trades entered on behalf of the Partnership.

Note 4.	COMMODITY TRADING ADVISORS

The Partnership has trading advisory contracts with commodity trading advisors (CTAs) to furnish investment management services to the Partnership.  These trading advisors typically receive management fees ranging from 0% to 2% annually of Allocated Net Asset Value (as defined in each respective trading advisory agreement).  In addition, the commodity trading advisors typically receive quarterly incentive fees ranging from 20% to 25% of Trading Profits (as defined).  Total management fees earned by the trading advisors amounted to $77,182 and $105,411 for the six months ended June 30, 2010 and 2009, respectively.  Such management fees earned by the trading advisors for the three months ended June 30, 2010 and 2009 were $31,621 and $57,222, respectively.  Total incentive fees earned by the trading advisors amounted to $0 and $136,617 for the six months ended June 30, 2010 and 2009, respectively.  Such incentive fees earned by the trading advisors for the three months ended June 30, 2010 and 2009 were $0 and $80,929, respectively.

As of June 30, 2010, the Partnership has allocated notional funds to CTAs equal to approximately 30% of the Partnership’s cash and/or other margin – qualified assets.  This percentage may be higher or lower at any given time.  The management fees paid to a CTA, if any, are a percentage of the nominal account size of the account if an account had been notionally funded.  The nominal account size is equal to a specific amount of funds initially allocated to a CTA which increases by profits and decreases by losses in the account, but not by additions to or withdrawals of actual funds from the account.  Some, but not all, CTAs are expected to be allocated notional funds, and not all of the CTAs allocated notional funds are expected to be paid management fees.  Further, the amount of cash and/or other margin-qualified assets in an account managed by a CTA will vary greatly at various times in the course of the Partnership’s business, depending on the General Partner’s general allocation strategy and pertinent margin requirements for the trading strategies undertaken by a CTA.

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

Under certain circumstances, including, but not limited to, the inability to liquidate commodity positions or a delay in payments due to the Partnership from commodity brokers, banks, commodity pools or other persons, the Partnership may in turn delay payment to partners requesting redemption of units. In that event, payment for redemption of such units will be made to Limited Partners as soon thereafter as is practicable.  As discussed more fully in Note 7, the General Partner established a side pocket/restricted unit class for the Partnership’s interest in SHK Diversified LLC (SHK).  A partner could not redeem units from the side pocket/restricted unit class until management of SHK distributed proceeds from the Partnership’s investment in SHK to the Partnership.  Effective February 28, 2009, SHK distributed the entire amount of the Partnership’s investment in SHK to the Partnership.  As a result, all of the units held in the side pocket/restricted units were transferred and converted to non-restricted units at the February 28, 2009 non-restricted Net Asset Value per unit or were paid their pro rata share of the proceeds if they did not hold non-restricted units.

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

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Summarized information for these investments is as follows:

	SHK Diversified LLC	Valhalla Synergy Fund LLC	Winton Futures Fund, L.P. (US)	Altegris QIM Futures Fund, L.P.	Totals
Net Asset Value
December 31, 2009	$0	$2,097,074	$7,178,100	$0	$9,275,174
Additions	0	0	0	2,400,000	2,400,000
Income (loss)	0	(171,515)	318,185	(44,626)	102,044
Redemptions	0	(1,925,559)	(1,855,000)	0	(3,780,559)

Net Asset Value
June 30, 2010	$0	$0	$5,641,285	$2,355,374	$7,996,659

Income (loss)
Quarter 1, 2010	$0	$(171,515)	$212,543	$(18,772)	$22,256
Quarter 2, 2010	0	0	105,642	(25,854)	79,788

Income (loss) for the
six months ended
June 30, 2010	$0	$(171,515)	$318,185	$(44,626)	$102,044

Net Asset Value
December 31, 2008	$1,315,743	$2,740,835	$8,527,355	$0	$12,583,933
Additions	0	0	1,000,000	0	1,000,000
Income (loss)	19,515	66,436	(812,949)	0	(726,998)
Redemptions	(1,335,258)	0	(500,000)	0	(1,835,258)

Net Asset Value
June 30, 2009	$0	$2,807,271	$8,214,406	$0	$11,021,677

Income (loss)
Quarter 1, 2009	$19,515	$31,822	$(206,395)	$0	$(155,058)
Quarter 2, 2009	0	34,614	(606,554)	0	(571,940)

Income (loss) for the
six months ended
June 30, 2009	$19,515	$66,436	$(812,949)	$0	$(726,998)

SHK Diversified LLC

As of January 31, 2008, the managing member of SHK Diversified LLC (SHK) temporarily suspended future redemptions.  SHK’s managing member indicated to investors that this action was taken due to a decline in the liquidity of the markets traded by SHK combined with a significant number of requests for redemptions.  On April 28, 2008, the Partnership submitted a request for full redemption from SHK. Effective December 31, 2008, SHK declared for distribution to the Partnership approximately half ($1,315,742) of the Partnership’s investment in SHK which was paid to the Partnership on January 15, 2009.  Effective February 28, 2009, SHK declared for distribution to the Partnership the entire remaining portion ($1,335,258) of the Partnership’s investment in SHK which was paid to the Partnership on March 16, 2009.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

SHK Diversified LLC (Continued)

The Partnership’s proportionate share in the earnings (losses) of SHK of $19,515 is included in net income (loss) for the six month period ended June 30, 2009.

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

Condensed financial information for the period January 1, 2009 to February 28, 2009 is as follows:

Statement of Operations	Two Months Ended February 28, 2009 (Unaudited)

Trading gains (losses)
Realized	$(10,063,882)
Change in unrealized	10,768,533
Brokerage commissions	(89,581)
Total trading gains (losses)	615,070

Net investment income (loss)
Interest and dividend income	13,459

Expenses
Incentive fee	0
Management and other fees	126,078
Operating expenses	48,631
Total expenses	174,709
Net investment (loss)	(161,250)
Net income	$453,820

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

Valhalla Synergy Fund LLC’s net assets at December 31, 2009 are $35,682,748.  Total net income (loss) for the three months ended March 31, 2010 is $(3,136,677).  Total net income (loss) for the three months and six months ended June 30, 2009 is $568,665 and $1,145,073, respectively.

The Partnership’s investment in Valhalla Synergy Fund LLC represents approximately 5.88% of the investee fund’s net asset value as of December 31, 2009.

Management of the Partnership believes the accounting principles utilized by Valhalla Synergy Fund LLC are consistent in all material respects with those utilized by the Partnership.

Winton Futures Fund, L.P. (US) – Institutional Interests

Institutional Interests of Winton Futures Fund, L.P. (US) are charged management fees of 1.75% annually and incentive fees of 20% of trading profits.  For the six months ended June 30, 2010, the Partnership’s proportionate share of management fees and incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $54,200 and $0, respectively.  For the three months ended June 30, 2010, the Partnership’s proportionate share of management fees and incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $25,600 and $0, respectively.  For the six months ended June 30, 2009, the Partnership’s proportionate share of management fees and incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $78,000 and $0, respectively.  For the three months ended June 30, 2009, the Partnership’s proportionate share of management fees and incentive fees charged by Winton Futures Fund, L.P. (US) were approximately $38,000 and $0, respectively.

The CPO Consultant is the General Partner of Winton Futures Fund, L.P. (US).

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Winton Futures Fund, L.P. (US) – Institutional Interests (continued)

Condensed financial information as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009 is as follows:

	June 30,	December 31,
	2010	2009
Statements of Financial Condition	(Unaudited)	(Audited)
Assets
Equity in Newedge USA, LLC account
Cash	$101,874,982	$57,157,995
Unrealized gain on open commodity futures contracts	7,606,842	2,751,248
Long options (cost – $35,093 and $31,080)	109,600	15,760
Unrealized gain (loss) on open forward contracts	(58,371)	3,227

	109,533,053	59,928,230
Cash and cash equivalents	3,084,684	3,733,271
Investment securities at value
(cost – $532,579,299 and $469,559,059)	532,975,093	469,934,981
Interest receivable	531,018	719,323

Total assets	$646,123,848	$534,315,805
Liabilities
Short options (proceeds – $66,907 and $68,320)	$215,180	$36,220
Payable for securities purchased	24,002,350	0
Accounts payable	514,095	249,209
Commissions payable	720,175	611,622
Management fee payable	935,226	822,084
Administrative fee payable	93,477	77,788
Service fees payable	485,243	420,136
Incentive fee payable	1,346,781	249,171
Redemptions payable	7,259,360	3,504,884
Subscriptions received in advance	18,276,255	12,878,915

Total liabilities	53,848,142	18,850,029

Total partners’ capital (Net Asset Value)	592,275,706	515,465,776

	$646,123,848	$534,315,805

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Winton Futures Fund, L.P. (US) – Institutional Interests (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Statements of Operations	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Gain (loss) on trading of derivatives contracts
Realized	$30,413,482	$(27,278,715)	$36,978,426	$(26,224,491)
Change in unrealized	(14,684,668)	2,287,928	4,703,450	(3,484,333)
Brokerage commissions	(2,181,355)	(1,529,130)	(4,159,710)	(2,022,585)
Gain (loss) from trading derivatives	13,547,459	(26,519,917)	37,522,166	(31,731,409)
Gain (loss) on trading of securities
Realized	10,945	5,000	18,631	(3,188)
Change in unrealized	163,073	429,489	19,871	542,256
Gain (loss) from trading securities	174,018	434,489	38,502	539,068
Foreign currency translation gains (losses)	(966,857)	553,601	(1,274,857)	(751,542)
Total trading gains (losses)	12,754,620	(25,531,827)	36,285,811	(31,943,883)
Net investment income (loss)
Income
Interest income	896,747	783,711	1,806,081	1,210,454
Expenses
Incentive fee	1,346,781	0	3,155,956	4,718
Management and other fees	4,147,376	2,630,969	7,889,215	4,690,362
Operating expenses	855,587	449,995	1,443,387	772,235
Total expenses	6,349,744	3,080,964	12,488,558	5,467,315
Net investment (loss)	(5,452,997)	(2,297,253)	(10,682,477)	(4,256,861)
Net income (loss)	$7,301,623	$(27,829,080)	$25,603,334	$(36,200,744)

The Partnership’s investment in Winton Futures Fund, L.P. (US) represents approximately 0.95% and 1.39% of the investee fund’s net asset value as of June 30, 2010 and December 31, 2009, respectively.

Management of the Partnership believes the accounting principles utilized by Winton Futures Fund, L.P. (US) are consistent in all material respects with those utilized by the Partnership.

Altegris QIM Futures Fund, L.P. – Institutional Interests

On March 1, 2010, the Partnership invested $1,500,000 in Institutional Interests of Altegris QIM Futures Fund, L.P.  Institutional Interests of Altegris QIM Futures Fund, L.P. are charged management fees of 0.75% annually and incentive fees of 30% of trading profits.  For the four months ended June 30, 2010, the Partnership’s proportionate share of management fees and incentive fees charged by Altegris QIM Futures Fund, L.P. were approximately $4,800 and $0, respectively.  For the three months ended June 30, 2010, the Partnership’s proportionate share of management fees and incentive fees charged by Altegris QIM Futures Fund, L.P. were approximately $3,900 and $0, respectively.

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Altegris QIM Futures Fund, L.P. – Institutional Interests (continued)

The CPO Consultant is the General Partner of Altegris QIM Futures Fund, L.P.

Condensed financial information as of June 30, 2010 and for the three and four months ended June 30, 2010 is as follows:

June 30,
2010
Statement of Financial Condition	(Unaudited)
Assets
Equity in Newedge USA, LLC account
Cash	$14,310,491
Unrealized (loss) on open commodity futures contracts	(445,091)

13,865,400

Cash and cash equivalents	1,361,751
Investment securities at value
(cost – $81,957,694)	82,000,100
Receivable from General Partner	99,458
Interest receivable	60,813

Total assets	$97,387,522
Liabilities
Payable for securities purchased	$9,152,450
Accounts payable	83,986
Commissions payable	63,666
Management fee payable	73,075
Administrative fee payable	17,093
Service fees payable	55,163
Incentive fees payable	4,041
Redemptions payable	1,582,840
Subscriptions received in advance	10,896,671

Total liabilities	21,928,985

Total partners’ capital (Net Asset Value)	75,458,537

$97,387,522

PROFUTURES DIVERSIFIED FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
_________________

Note 7.	INVESTMENTS IN OTHER COMMODITY POOLS (CONTINUED)

Altegris QIM Futures Fund, L.P. – Institutional Interests (continued)

	Three Months Ended	Four Months Ended
	June 30,	June 30,
	2010	2010
Statement of Operations	(Unaudited)	(Unaudited)
(Loss) on trading of commodity futures
Realized	$50,706	$(350,623)
Change in unrealized	(488,715)	(552,261)
Brokerage commissions	(251,025)	(312,611)

(Loss) from trading futures	(689,034)	(1,215,495)
Gain on trading of securities
Realized	1,127	1,127
Change in Unrealized	82,373	25,033
Gain from trading securities	83,500	26,160
Foreign currency translation (losses)	(8,749)	(9,587)
Total trading (losses)	(614,283)	(1,198,922)
Net investment income (loss)
Income
Interest income	106,542	125,606
Expenses
Management and other fees	375,039	470,270
Incentive fees	4,041	4,041
Operating expenses	72,359	92,574
Total expenses	451,439	566,885
Net investment (loss)	(344,897)	(441,279)
Net (loss)	$(959,180)	$(1,640,201)

The Partnership’s investment in Altegris QIM Futures Fund, L.P. represents approximately 3.12% of the investee fund’s net asset value as of June 30, 2010.

Management of the Partnership believes the accounting principles utilized by Altegris QIM Futures Fund, L.P. are consistent in all material respects with those utilized by the Partnership.

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

	June 30, 2010	December 31, 2009
Broker

MFG	$2,508,191	$4,541,795

The above maximum amounts of risk of loss of financial instruments does not take into account adverse market movements subsequent to June 30, 2010 and December 31, 2009, respectively, or the fact that the maximum amount of risk of loss on certain financial instruments is potentially unlimited. Accordingly, the maximum amount of risk of loss subsequent to June 30, 2010 could be materially greater.

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

The following information presents performance data and other supplemental financial data for the three and six months ended June 30, 2010 and 2009.  This information has been derived from information presented in the financial statements.

	Three months ended June 30,		Six months ended June 30,		Two months ended February 28, 2009

	2010	Non-restricted 2009	2010	Non-restricted 2009	Side pocket/restricted
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,318.83	$2,934.87	$2,528.61	$3,139.86	$2,663.73

Income (loss) from operations:
Total trading and investing gains (losses)(1)	(29.69)	(37.56)	(192.80)	(182.36)	42.27
Net investment (loss)(1)	(47.77)	(72.41)	(94.44)	(132.60)	(24.73)

Total income (loss) from operations	(77.46)	(109.97)	(287.24)	(314.96)	17.54

Net asset value per unit at end of period	$2,241.37	$2,824.90	$2,241.37	$2,824.90	$2,681.27 (7)

Total Return(4)	(3.34)%	(3.75)%	(11.36)%	(10.03)%	0.66%

Supplemental Data

Ratios to average net asset value:(2)
Expenses prior to incentive fees(3), (6)	8.42%	8.17%	8.01%	7.35%	5.53%
Incentive fees(4)	0.00%	0.46%	0.00%	0.75%	0.00%

Total expenses	8.42%	8.63%	8.01%	8.10%	5.53%

Net investment income (loss)(3), (5), (6)	(8.39)%	(8.15)%	(8.00)%	(7.32)%	(5.53)%

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

The Partnership records all investments at fair value in its Financial Statements in accordance with Fair Value Measurements and Disclosures of the Accounting Standards Codification (ASC), with changes in fair value reported as a component of realized and change in unrealized trading gain (loss) and income (loss) from investments in other commodity pools in the Statements of Operations.  Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (e.g., swap and forward contracts which are traded in the inter-bank market).

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

A.  LIQUIDITY:  Approximately 21% of the Partnership’s assets are highly liquid, such as cash and open futures contracts.  It is possible that extreme market conditions or daily price fluctuation limits at certain exchanges could adversely affect the liquidity of open futures contracts.  There are no restrictions on the liquidity of these assets except for amounts on deposit with the brokers needed to meet margin requirements on open futures contracts.  The other estimated 79% of the Partnership’s assets is invested in other commodity pools which are subject to certain restrictions.  The restrictions on withdrawals from these commodity pools typically include a 15 to 45 day written notice for withdrawals, monthly or quarterly redemptions and the commodity pools’ ability to limit or suspend redemptions.

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

The Partnership’s offering of Units of Limited Partnership Interest terminated in 1995.

C.  RESULTS OF OPERATIONS:  The Partnership’s net income (loss) for the three months ended June 30, 2010 and 2009 is as follows:

	2010	2009

Three months ended June 30,	$(399,480)	$(672,500)
Non-Restricted	(399,480)	(672,500)
Restricted	0	0

Six months ended June 30,	$(1,528,930)	$(1,914,418)
Non-Restricted	(1,528,930)	(1,922,512)
Restricted	0	8,094

As of June 30, 2010, 4,557 Units are outstanding, including 184 General Partner Units, with an aggregate Net Asset Value of $10,213,302 ($2,241.37 per Unit).  This represents a decrease in Net Asset Value of ($3,462,737) compared with December 31, 2009.  The decrease was caused by a combination of partner redemptions and trading losses for the period.

As of June 30, 2009, 6,041 Units were outstanding, including 184 General Partner Units, with an aggregate Net Asset Value of $17,063,170 ($2,824.90 per Unit).  This represented a decrease in Net Asset Value of $(2,437,859) compared with December 31, 2008.  The decrease was caused by a combination of partner redemptions and trading losses for the period.  Effective December 31, 2008, one-half of the 878 Restricted Units from the side pocket were either converted to Non-Restricted Units or redeemed.  Effective February 28, 2009, the second half of the Restricted Units were either converted to Non-Restricted Units or redeemed.  As of February 28, 2009 the Partnership no longer had Restricted Units or a side-pocket.

Second Quarter 2010

The Partnership had losses for the quarter in energy, certain agricultural commodities, stock indexes and metals; gains were in interest rates and currencies.

The Partnership had a loss of 2.40% in April.  The Partnership had losses in certain agricultural commodities, energy and currencies; gains were in the stock indexes, metals and interest rates.

The Partnership had a loss of 0.72% in May.  The Partnership had losses in stock indexes, energy and metals; gains were in interest rates, currencies and certain agricultural commodities.

The Partnership had a loss of 0.24% in June.  The Partnership had losses in certain agricultural commodities, currencies and energy; gains were in interest rates, stock indexes and metals.

The Partnership ended the quarter with a loss of 3.34%.

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

The following table summarizes the redemptions, excluding those that are not effective until subsequent periods, by partners during the three months ended June 30, 2010 for Non-Restricted Units:

MONTH	UNITS REDEEMED	NAV PER UNIT

April 30, 2010	374	2,263.09

May 31, 2010	270	2,246.75

June 30, 2010	78	2,241.37

TOTAL	722

Item 3.	Dfaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits filed herewith:

31.01	Certification of Gary D. Halbert, President, pursuant to Rules 13a-14 and15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Debi B. Halbert, Chief Financial Officer, pursuant toRules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Gary D. Halbert, President, pursuant to 18 U.S.C. Section1350 as enacted by Section 906 of The Sarbanes- Oxley Act of 2002.

32.02	Certification of Debi B. Halbert, Chief Financial Officer, pursuant to 18U.S.C. Section 1350 as enacted by Section 906 of The Sarbanes-OxleyAct of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROFUTURES DIVERSIFIED FUND, L.P.
(Registrant)

August 13, 2010	By /s/ GARY D. HALBERT

Date	Gary D. Halbert, President and Director
ProFutures, Inc.
General Partner

August 13, 2010	By /s/ DEBI B. HALBERT

Date	Debi B. Halbert, Chief Financial Officer,
Treasurer and Director
ProFutures, Inc.
General Partner